Form 10-Q
period 1996-03-31
JUST TOYS INC
filed 1996-05-14
CIK 890639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(MARK ONE)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                           COMMISSION FILE NO: 0-20612

                             ----------------------

                                 JUST TOYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------



                 DELAWARE                                    13-3677074
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

50 WEST 23RD STREET, NEW YORK, NEW YORK                        10010
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  (212)645-6335

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING
  THE PRECEDING 12 MONTHS(OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS
   REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
                       REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES X    NO
                                       ---      ---

       THE AGGREGATE NUMBER OF THE REGISTRANT'S SHARES OUTSTANDING ON MAY 13, 1996 WAS 4,150,000 SHARES OF COMMON STOCK, $.01 PAR VALUE

                        JUST TOYS, INC. AND SUBSIDIARIES

                                      INDEX


PART I -  FINANCIAL INFORMATION

                                                                           PAGE
                                                                          -----
Item 1.   FINANCIAL STATEMENTS:

             Condensed Consolidated Balance Sheets - March 31, 1996
             and 1995 (unaudited) and December 31, 1995........................1

             Condensed Consolidated Statements of Operations (unaudited)
             for the Three Months Ended March 31, 1996 and 1995................2

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for the Three Months Ended March 31, 1996 and 1995............. ..3

             Notes To Condensed Consolidated Financial
             Statements (unaudited)............................................4

   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................6


PART II.     OTHER INFORMATION


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K..................................9

SIGNATURES   .................................................................10


                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        JUST TOYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           MARCH 31,              DECEMBER 31, 1995
                                                 ------------------------------   ------------------
                                                    1996               1995
                                                  ---------           -------
                                                          (UNAUDITED)

        ASSETS

Current assets:
  Cash......................................    $   430,725          $ 2,010,004       $      241,443
  Marketable securities.....................           --                737,043                --
  Accounts receivable, net of allowances
    of $875,000, $1,076,000 and $1,017,000
    (Note B)................................        881,142            2,213,128            1,779,598
  Inventories (Note C)......................      2,735,097            3,711,188            3,270,206
  Prepaid and refundable income taxes.......         24,368              264,901              248,459
  Prepaid expenses and other current assets.        932,598            2,239,003              646,422
                                                -----------         ------------         ------------

     Total current assets..................       5,003,930           11,175,267            6,186,128

Property and equipment, at cost, net of
 accumulated depreciation and
 amortization..............................        2,521,507           3,304,653            2,653,702
Property held for sale (Note F)............        2,907,340           3,908,840            2,907,340
Other assets...............................           91,112             285,764               76,188
                                                 -----------         ------------        ------------

    TOTAL..................................      $10,523,889         $18,674,524          $11,823,358
                                                 ===========         ===========          ===========


        LIABILITIES

Current liabilities:
  Current portion of  long-term debt.......     $    360,000        $    328,000          $   360,000
  Accounts payable.........................          885,994           2,714,492            1,925,467
  Due RGA Accessories, Inc. ...............           52,850              65,640               45,242
  Accrued liabilities......................        1,266,970           2,029,184            1,582,761
  Deposit received for property held for
   sale....................................          633,398            --                     --
                                                 -----------        ------------         ------------

    Total current liabilities..............        3,199,212           5,137,316            3,913,470
                                                 -----------        ------------         ------------

Long-term debt, less current portion.......        1,796,000           2,156,000            1,886,000
Deferred income taxes......................           15,971              15,971               15,971
                                                 -----------        ------------         ------------
Commitments and contingencies (Note E).....
  TOTAL....................................        5,011,183           7,309,287            5,815,441
                                                 -----------        ------------         ------------

        STOCKHOLDERS' EQUITY

Stockholders' equity: (Note D)
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, 120,000
    issued and outstanding.................          120,000           --                    120,000
  Common stock, $.01 par value, authorized
    15,000,000 shares;  4,150,000
    issued and outstanding ................           41,500              41,500              41,500
  Additional paid-in capital...............       29,795,768          29,795,768          29,795,768
  Unrealized gain on marketable securities             --                  2,449                --
  Accumulated deficit......................      (24,444,562)        (18,474,480)        (23,949,351)
                                                 -----------         -----------         -----------
     Total stockholders' equity............        5,512,706          11,365,237           6,007,917
                                                 -----------         -----------         ----------
     TOTAL.................................      $10,523,889         $18,674,524         $11,823,358
                                                 ===========         ===========         ==========

              The accompanying notes are an integral part of these
                        Condensed Financial Statements.


                                    Page-1-

                        JUST TOYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED MARCH 31,
                                              ---------------------------------
                                                1996                    1995
                                                ----                    ----
                                                         (UNAUDITED)

Net sales.............................       $ 4,173,874             $ 4,414,153
Cost of goods sold....................         2,764,143               3,011,703
                                             -----------             ----------
Gross profit..........................         1,409,731               1,402,450
                                             -----------             -----------
Expenses:
  Merchandising, selling, warehousing
   and distribution...................           441,513               1,641,503
  Royalties...........................           155,997                 289,189
  General and administrative..........         1,261,617               2,144,966
                                             -----------             -----------
    Total.............................         1,859,127               4,075,658
                                             -----------             -----------
Operating loss........................          (449,396)             (2,673,208)
Interest & dividend income............             3,242                  49,755
Interest expense......................          (121,452)                (64,198)
Write down of investment
  in Hong Kong property (Note F)......          --                      (576,500)
Other income (expense)................            72,395                 (47,902)
                                             ------------           ------------
Net loss..............................       $  (495,211)           $ (3,312,053)
                                             ===========            ============
Per share data:
  Net loss per common share...........            $(0.12)                 $(0.80)
                                                  ======                  ======
Weighted average common shares
 outstanding..........................         4,150,000               4,150,000
                                             ===========            ============



              The accompanying notes are an integral part of these
                        Condensed Financial Statements.

                                    Page-2-

                        JUST TOYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                      1996             1995
                                                                                      ----             ----
                                                                                            (UNAUDITED)



Cash flows from operating activities:
   Net loss ....................................................................   $  (495,211)   $(3,312,053)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
       Depreciation and amortization ...........................................       167,025        431,492
       Write down in investment in Hong Kong property ..........................          --          576,500
       Realized and unrealized gain on marketable securities ...................          --          (83,660)
       Changes in operating assets and liabilities (net of the effects of the acquisition of Celt Specialty Partners, Inc. in 1995):
       (Increase) decrease in:
             Accounts receivable ...............................................       898,456        159,240
             Inventories .......................................................       535,109        800,110
             Prepaid and refundable taxes ......................................       224,091       (199,102)
             Prepaid expenses and other current assets .........................      (286,176)      (362,594)
             Other assets ......................................................       (14,924)      (155,572)
       Increase (decrease) in:
             Accounts payable ..................................................    (1,039,473)       (14,968)
             Due RGA Accessories, Inc. .........................................         7,608        (49,293)
             Accrued liabilities ...............................................      (315,791)      (961,806)
             Income taxes payable ..............................................          --         (473,422)
                                                                                   -----------    -----------
    Net cash (used in) operating activities ....................................      (319,286)    (3,645,128)
                                                                                   -----------    -----------

Cash flows from investing activities:
   Deposit received for property held for sale .................................       633,398           --
   Acquisition of property and equipment .......................................       (34,830)      (297,243)
   Purchase of marketable securities ...........................................          --       (2,741,107)
   Redemption of marketable securities .........................................          --        6,603,176
                                                                                   -----------    -----------
              Net cash provided by investing activities ........................       598,568      3,564,826
                                                                                   -----------    -----------

Cash flows from financing activities:
   Payments of long-term debt ..................................................       (90,000)       (78,000)
                                                                                   -----------    -----------
              Net cash (used in) financing activities ..........................       (90,000)       (78,000)
                                                                                   -----------    -----------
Net increase (decrease) in cash ................................................       189,282       (158,302)
Cash-beginning of period .......................................................       241,443      2,168,306
                                                                                   -----------    -----------
Cash-end of period .............................................................   $   430,725    $ 2,010,004
                                                                                   ===========    ===========




              The accompanying notes are an integral part of these
                        Condensed Financial Statements.

                                    Page-3-

                        JUST TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A - Basis of Presentation and Summary of Significant Accounting Policies

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. On April 23, 1995, the Company purchased the remaining 50% joint interest in Celt Specialty Partners, Inc. ("Partners") which was organized on June 7, 1994. The accounts of Partners are consolidated with the Company from January 1, 1995 because of the Company's direct and indirect degree of control. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     (1) Loss per share of Common Stock

     Loss per share is based on the weighted average number of shares outstanding during each period, including Common Stock equivalents, when dilutive. Primary and fully diluted loss per share are the same for each period.

     (2) Reclassifications

     Certain previously reported amounts have been reclassified to conform to the 1996 presentation and that of the Form 10K for the year ended December 31, 1995.


Note B - Accounts Receivable

Accounts receivable and amounts due from factor consist of the following:



                                                             March 31,     March 31,     December 31,
                                                               1996          1995           1995
                                                             --------      --------      -----------
                                                                  (Unaudited)

Accounts Receivable - factor...........................    $3,149,383                   $ 3,206,600
Borrowings from factor.................................    (1,825,396)                     (881,024)
                                                           ----------                   -----------
Net due from factor ...................................     1,323,987                     2,325,576
Accounts receivable - trade ...........................       432,155    $ 3,289,128        471,022
                                                           ----------    -----------    -----------
   Total accounts receivable ..........................     1,756,142      3,289,128      2,796,598
Less: Accounts receivable allowances ..................      (875,000)    (1,076,000)    (1,017,000)
                                                          -----------    -----------    -----------
   Total accounts receivable net of allowances ........   $   881,142    $ 2,213,128    $ 1,779,598
                                                          ===========    ===========    ===========


                                    Page-4-

Note C - Inventories

     The inventories consist of the following:




                                             March 31,      March 31,      December 31,
                                               1996           1995             1995
                                             --------       --------        -----------
                                                  (Unaudited)

Finished goods ..........................   $1,526,496     $2,497,515      $2,178,278
Material components and supplies ........    1,208,601      1,213,673       1,091,928
                                            ----------     ----------      ----------
      Total    ..........................   $2,735,097     $3,711,188      $3,270,206
                                            ==========     ==========      ==========


Note D - Stockholders' Equity

Stockholders' equity consists of the following:

                                                      Additional
                            Preferred      Common       Paid-in    Accumulated
                               Stock        Stock       Capital      Deficit       Total
                            ----------     ------      ----------  -------------   ------
Balance December 31, 1995    $120,000     $41,500      $29,795,768  $(23,949,351) $6,007,917
Net loss (unaudited)                                                    (495,211)   (495,211)
                             --------     --------     -----------  ------------  ----------
Balance March 31, 1996
(unaudited)                  $120,000     $41,500      $29,795,768  $(24,444,562) $5,512,706
                             ========     =======      ===========  ============  ==========

Note E - Commitments and Contingencies

     Litigation

     A lawsuit was commenced against the Company and certain other defendants in April 1995 by OddzOn Products, Inc. in the United States District Court for the Northern District of California alleging that the Company's Micro Ultra Pass and Ultra Pass infringed a design patent owned by the plaintiff and constituted trade dress infringement and unfair competition. The action seeks compensatory damages in excess of $2,800,000. The Company does not believe that its products infringe any rights of the plaintiff, and intends to contest this action vigorously and does not believe the action will have a material adverse affect on the financial condition or operations of the Company.

Note F - Property Held for Sale

     Because the Company decided to sell its property in Hong Kong, the book value of the property was written down by approximately $577,000 in the first quarter of 1995 to reflect management's estimate of the net proceeds from the sale. In March 1996, the Company entered into a provisional sale agreement for the sale of this property. In the fourth quarter of 1995, the Company wrote down the value of the property by an additional $1,001,000 based on the selling price per the sales agreement. The transaction closed on April 30, 1996.


                                    Page-5-

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     On January 22, 1996, the Company executed an agreement (the "Acquisition Agreement") to purchase certain assets of Table Toys, Inc. ("Table Toys" and the "Table Toys Acquisition"). Table Toys manufactures, distributes and sells a line of play tables which are compatible with most brands of toy construction blocks and a line of toy construction blocks. Table Toys has filed a petition under Chapter 11 of the Federal bankruptcy laws and has submitted the Acquisition Agreement as part of its plan of reorganization. The Acquisition Agreement has been approved by the Bankruptcy court, subject to the issuance of a final order. Concurrent with the Acquisition Agreement, the Company and Table Toys executed a Marketing and Distribution Agreement, which enabled the Company, pending bankruptcy court approval and consummation of the Table Toys Acquisition, to market and sell the Table Toys products. The purchase price will be paid in a combination of cash, convertible preferred stock and warrants to buy the Company's common stock. On February 1, 1996, the Company acquired the toy line and the rights to use the "Welsh" name for toys from Welsh Company, Inc. ("Welsh"). The Welsh toy line consists of doll furniture and doll carriages and strollers. The Company is currently marketing the product line of Brik, Inc. ("Brik") pursuant to a Marketing and Distribution Agreement dated February 7, 1996. The Brik product line consists of play tables and toy construction blocks similar to those of Table Toys but aimed at lower price points. The Marketing and Distribution Agreement will remain in effect until such time as the Company has completed the acquisition of the assets of Brik or the Company has determined that the acquisition should not go forward. Management believes that the cash outlays required for these acquisitions are not significant.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Net sales for the three months ended March 31, 1996 decreased 5.4% to $4,174,000 from $4,414,000 in the comparable period in 1995. Net sales of the Company's Sports Toys increased 15.2% to $2,844,000 from $2,470,000 in the comparable period in 1995. This increase was offset by a decrease in the Toys Category of 31.6% from $1,944,000 in the first three months of 1995 to $1,330,000 in the same period of 1996. Sales credits in the three month period ended March 31, 1996 (in the form of returns, advertising and other allowances and concessions to retailers) were 4.5% of net sales as compared to 9.0% of net sales in the comparable 1995 period. This decrease is a result of a shift in the Company's product mix away from toys based on licensed characters, which toys generally have a relatively brief life span, to products that have greater long term strength and appeal.

     Gross profit increased 0.5% to $1,410,000 from $1,402,000 in the comparable period in 1995. Gross profit as a percentage of net sales was 33.8% compared to 31.8% for the three months ended March 31, 1995. This increase resulted primarily from lower sales credits in the 1996 period as compared to the same period in 1995.

     Merchandising, selling, warehousing and distribution expenses decreased 73.1% to $442,000 as compared to $1,642,000 in the comparable 1995 period. The sharp decrease is a result of the cost reduction program initiated in the second quarter of 1995 as well as unusually high expenditures incurred in the first quarter of 1995. The cost reduction measures reduced costs associated with product design and development related costs as well as advertising and warehouse/distribution expenses. As a percentage of net sales, merchandising, selling, warehousing and distribution expenses


                                    Page-6-
decreased to 10.6% from 37.2% in the comparable period in 1995, a result of a decrease in absolute dollars.

     Royalties decreased 46.1% to $156,000 from $289,000 in the three months ended March 31, 1995. The decrease reflects the change in the Company's product mix away from character licensed products which carry higher royalty rates than branded products and products obtained from third party inventors. As a result, royalties, as a percentage of net sales, decreased to 3.7% from 6.6% in the 1995 period.

     General and administrative expenses decreased 41.2% to $1,262,000 from $2,145,000 in the comparable period in 1995 due to a decrease in the number of personnel, decreased depreciation and amortization and a decrease in fees for RGA's services for the period. As a percentage of net sales, general and administrative expenses decreased to 30.2% from 48.6% due to the decline in general and administrative expenses. The estimated cost of $303,000 associated with the implementation of a significant workforce reduction and a restructuring of the Company's operations was provided for in the quarter ending March 31, 1995.

     Operating loss decreased to $449,000 from $2,673,000 in the comparable period in 1995.

     The Company earned interest and dividend income of $3,000 as compared to $50,000 in the comparable period in 1995. The decrease in interest and dividend income is a result of the Company having redeemed marketable securities during 1995. Interest expense increased to $121,000 as compared to $64,000 in the comparable period in 1995. This increase was due primarily to the Company having drawn advances under its factoring arrangement.

     Because the Company decided to sell its property in Hong Kong, the book value of the property was written down by approximately $577,000 in the first quarter of 1995 to reflect management's estimate of the net proceeds from the sale. In March 1996, the Company entered into a provisional sale agreement for the sale of this property. In the fourth quarter of 1995, the Company wrote down the value of the property by an additional $1,001,000 based on the selling price per the sales agreement. The transaction closed on April 30, 1996.

     Net loss was $495,000 as compared to $3,312,000 in the comparable period in 1995. Net loss per common share decreased to $0.12 from $0.80 on 4,150,000 weighted average shares outstanding in the three months ended March 31, 1996 and 1995, respectively.

OTHER INFORMATION

     The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment. This distorts the comparisons of unshipped orders at any given date. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. The Company's unshipped orders were approximately $1,673,000 at March 31, 1996 compared to approximately $1,717,000 at March 31, 1995.

                                    Page-7-

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at March 31, 1996 was $1,805,000 as compared to $6,038,000 at March 31, 1995.

     Cash provided by investing activities was $599,000 in the period ending March 31, 1996, which was attributable to the deposit received on account of the sale of the Company's Hong Kong property, partially offset by an investment in equipment, molds and tooling for new products. In the comparable period in 1995, cash provided by investing activities was $3,565,000, consisting primarily of a net redemption of marketable securities, partially offset by an investment in equipment, molds and tooling for new products.

     Cash used in financing activities was $90,000 in the first three months of 1996 and $78,000 in the comparable period in 1995. Cash from financing activities was used to repay the principal portion of the mortgage on the Company's facility in Hong Kong.

     Effective February 1, 1996, the Company's factoring agreement with Milberg Factors, Inc. was amended to increase the amount of the advance to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is .65% of receivables. Advances bear interest at the rate of prime plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the Company's inventory located in the United States. Such advances will also bear interest at the rate of prime plus one percent.

     The Company believes that its cash flow from operations, available borrowings and the proceeds from the sale of its Hong Kong facility will be adequate to meet its obligations for the year.

SEASONALITY

     The toy industry is typically seasonal in nature due to the heavy demand for toy products during the Christmas season, with the majority of orders being placed during the first two-thirds of the year for shipment during the third and fourth quarters, and with the majority of collections from such sales being received in the fourth quarter.


                                       Page-8-

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      3.1      Certificate  of  Incorporation,   incorporated  by  reference  to
               Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-50878) (the "Form S-1").

      3.2 Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (included in Exhibit 4 hereof).

      3.3      By-laws incorporated by reference to Exhibit 3.3 to the Form S-1.

      4 Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 1996 (the "1995 3rd
               Quarter 10-Q").

      27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR version only.

(b)  Reports on Form 8-K--None


                                    Page-9-

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 1996


                                            JUST TOYS, INC.
                                            a Delaware Corporation

                                            By: /s/ Morton J. Levy
                                               ---------------------------------
                                               Morton J. Levy
                                               Chief Executive Officer


                                            By: /s/ Michael J. Vastola
                                               ---------------------------------
                                               Michael J. Vastola
                                               Chief Financial Officer

                                    Page-10-

                                 EXHIBIT INDEX


         3.1 Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration
                      Statement  on Form S-1  (File No.  33-50878)  (the
                      "Form S-1").

         3.2 Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (included in
                      Exhibit 4 hereof).

         3.3 By-laws incorporated by reference to Exhibit 3.3 to the Form S-1.

         4 Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 1996 (the "1995 3rd Quarter 10-Q").

         27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR version only.