Form 10-K/A
period 1995-12-31
JUST TOYS INC
filed 1996-08-09
CIK 890639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                  FORM 10-K/A
(MARK ONE)                      AMENDMENT NO. 1
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995, OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ___

                          COMMISSION FILE NO: 0-20612
                             ______________________

                                JUST TOYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                               13-3677074
(STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

50 WEST 23RD STREET, NEW YORK, NEW YORK             10010
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (212) 645-6335

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                    WHICH REGISTERED
    -------------------                                ------------------------

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK $.01 PAR VALUE
                                (TITLE OF CLASS)

________________________________________________________________________________

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ===

                                JUST TOYS, INC.

                              INDEX TO FORM 10-K/A


Item Number                                                    Page
- -----------

   ITEM 2 - PROPERTIES                                         Page -1-
   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS               Page -2-
   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       Page -11-
   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   Page -12-

PART IV
   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K                                      Page -14-

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

   The aggregate market value at March 25, 1996 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on NASDAQ) held by non-affiliates of the Registrant was approximately $4,751,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 25, 1996, there were outstanding 4,150,000 shares of the Registrant's Common Stock, $.01 par value.

ITEM 2 - PROPERTIES
- ------   ----------

     The Company's principal executive offices and showroom are located in New York City. The Company leases approximately 10,588 square feet of office space under a lease expiring in December 1997. Under certain circumstances, the Company has the right to renew its lease for an additional 2- 1/2 years. The space is adequate for the Company's current needs and has room for modest expansion.

     The Company had previously subleased a portion of a showroom in the Toy Center Building at 200 Fifth Avenue, New York, New York. The sublease expired at the end of 1995. In November, 1995, the Company entered into a new lease for a showroom in the Toy Center Building consisting of approximately 3,200 square feet and expiring in April 2008. The new showroom is adequate for the Company's needs and has sufficient capacity to accommodate growth in the Company's product line as well as the large size of some of the Company's new products.

     The Company owned and occupied approximately 5,899 square feet of office space in Hong Kong. On March 22, 1996, the Company signed an Agreement for Sale and Purchase which provided for the sale of the Hong Kong property for approximately $3,166,000. On April 15, 1996, the Company leased approximately 3,400 square feet of office space for a term expiring in April 1999. The leased space replaces the Company's owned space which has been sold and is adequate for the Company's needs.

     The Company's Celt subsidiary owns an approximately 31,000 square foot manufacturing facility in Brockport, New York. The facility is made of metal panel and brick and is unencumbered. The Company manufactures its foam balls and related products in that facility. The Company has increased the production capacity of the Celt facility through increases in manufacturing efficiencies. The Company believes that the facility is suitable for the Company's current manufacturing activities. The Company leases warehouse space in upstate New York and also utilizes public warehouse facilities in New Jersey, California and Washington.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- ------
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ---------------------------------------------

RECENT DEVELOPMENTS

     The Company reported a loss of approximately $8,787,000 for the year ended December 31, 1995, compared to a loss of approximately $15,721,000 in the prior year. The loss in 1995 was largely attributable to factors relating to the efforts of the Company's new management team to reposition the Company. For example, the following write offs and items of expense occurred in 1995:

     1. The carrying value of the Company's Hong Kong facility was written down by an aggregate of $1,578,000 following the decision to effect its sale. A portion of the write down was reflected in the first quarter based upon information received by the Company at that time from several real estate brokers in Hong Kong as to the value of the property. The balance was taken in the fourth quarter to reflect anticipated net proceeds of the actual sale, the terms of which were agreed to in early 1996.

     2. Approximately $909,000 was attributable to the cost of the settlement and related legal expense of an arbitration proceeding and a related lawsuit by the former senior executives of the Company which was settled in the last quarter.

     3. The Company wrote off $976,000 of barter credits. The credits continue to be available to the Company but management does not reasonably expect to realize the value of these credits.

     4. Tooling of $223,000 associated with discontinued products was written off.

     5. Royalties of $375,000 which were pre-paid or accrued for discontinued items were written off.

     6. $539,000 in write downs of obsolete and slow moving inventory were made.

     7. $315,000 constitutes expenses that have been paid or accrued for claims relating to the Company's discontinued Micro-Bake product.

     Following the installation of the Company's new management team in March of 1995, steps to return the Company to profitability were taken. The Company implemented a significant work force reduction and a restructuring of the Company's operations. The Company's product line and sourcing and manufacturing methods were re-examined and appropriate changes made including the sale of the Company's Hong Kong facility and reduction in the size of the Company's Hong Kong operations. The Company acquired the remaining 50% joint venture interest in Celt which is anticipated will permit the Company to better control its manufacturing operations. Non-profitable items were discontinued and the Company ceased to seek new character licenses which carry substantial minimum royalty guarantees. The Company has undertaken to selectively acquire new product lines believed to have long term strength and continuity and which do not rely on the intellectual property rights of others. This resulted in the Company's acquisition of the line of play tables and toy construction blocks formerly sold by Table Toys, Inc. and the toy line and rights to use the "Welsh" name for toys from Welsh. The results of operations for fiscal 1995 represent a year of transition. The Company expects that the changes implemented in 1995 will be reflected in the results for 1996 although the effects of the Company's introduction of its newly acquired products is not expected to be reflected fully until fiscal 1997. The toy industry generally

                                   Page -2-
has remained difficult and this has also impacted the Company's performance. Although it is difficult for the Company to predict accurately its sales for 1996, the Company believes that as a result of the actions implemented by the new management team, the Company expects to return its operations to profitability in 1996. There can be no assurance that revenues or results of operations will meet the Company's expectations.

     The Company does not regularly engage in barter transactions in the ordinary course of its business. In late 1993 and the first half of 1994, the Company engaged in two barter transactions pursuant to which the Company received barter credits for use in connection with the purchase of media and other services. At the time of those transactions, management intended and reasonably expected to use those credits over their life. Since that time and primarily during the 1995 fiscal year, the Company's product mix changed as well as management's plans for promotion of the Company's products. By the end of 1995, after exploring various alternatives for the use or sale of those credits, management determined that the Company was not likely to utilize the credits in the normal course and wrote off those credits. This write off is not likely to recur since the Company has no other barter credits on its balance sheet and does not presently intend to engage in future barter transactions.

     The Company generally reflects writedowns of tooling and royalties for discontinued items as well as for obsolete and slow moving inventory in the ordinary course. The determination to discontinue products is usually made at the end of the year while the Company is planning its next year's product line. Prior to making product line decisions, the Company's new management team observed the Company's operating performance and the performance of new products initially introduced in 1995. The magnitude of the products discontinued and therefore of the associated tooling and inventory writedowns at the end of 1995 was unusually high due to the new management's substantial change in the Company's product mix and the discontinuance of unprofitable products. Certain products initially introduced in 1995 were among the products discontinued at the end of the year based upon their performance during the year. The discontinuance of various products resulted in writeoffs of royalties, tooling and inventory associated with such discontinued products. In view of the Company's plan to focus its product line on products based on owned intellectual property and inventor licenses carrying low minimums, the Company's royalty commitments on its current product mix are substantially less than the minimum royalty commitments on its prior product mix. Therefore write offs of royalties in the future associated with the discontinuance of a product are not expected to be of this magnitude.

     On April 23, 1995, the Company purchased the remaining 50% joint venture interest in Celt. The accounts of the joint venture are consolidated with the Company from January 1, 1995 because of the Company's direct and indirect degree of control.

     Net sales reflect reductions to gross sales due to returns, discounts and allowances. Cost of goods sold includes amortization of the cost of molds and tools used in the manufacture of the Company's products. Such costs are amortized using the straight-line method over the life of the related license agreement or three years, whichever is less. Obsolete molds and tools are written off when no longer being used or earlier if sales of the related product are not in accordance with estimates utilized in establishing the original amortization schedule. Merchandising expense includes a portion of the compensation paid to some of the Company's senior management who devote substantial time to such endeavors. General and administrative expense includes amounts paid to RGA Accessories, Inc. ("RGA") for administrative services, which prior to October 1, 1992 were computed based on the relative gross sales of the Company and others utilizing such services. Under the arrangements with RGA between October 1, 1992 and December 31, 1995, such fees were computed based on a percentage of the gross sales of the Company. For 1996 RGA will receive $300,000 for its services less certain credits.

                                   Page -3-

     The following table sets forth the percentage of net sales for the periods indicated and percentage changes from period to period of certain income and expense items included in "Selected Financial Data".

                                             Percentage of Net       Period to Period
                                                   Sales            Percentage Changes
                                            Year Ended December
                                                    31,
                                         ------------------------  --------------------
                                            1995    1994    1993    1995          1994
                                                                     vs            vs
                                                                    1994          1993
                                         --------  ------  ------  ------        ------

Net Sales................................  100.0%  100.0%  100.0%   (18.0)%       (43.9)
Cost of Goods Sold.......................   68.1    96.3    67.4    (42.0)        (19.8)
Gross profit.............................   31.9     3.7    32.6    610.9         (93.7)
Merchandising, selling, warehousing and     34.2    39.8    16.9    (29.5)         31.9
 distribution expenses...................
Royalties................................    9.5    12.9    11.1    (39.3)        (34.6)
General and administrative expenses......   19.1    15.8     7.7    (03.3)         15.6


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 AND 1994

  Net Sales

  Net sales in 1995 decreased 18.0% to $19,588,000 from $23,875,000 in 1994 primarily as a result of reduced sales of certain of the Company's products.
The decline in net sales was partially offset by a reduction in sales credits in 1995 (in the form of returns, advertising and other allowances and concessions to retailers). Sales credits in 1995 were 4% of net sales compared to 20.7% in 1994. The significant reduction in sales credits in 1995 from 1994 was a result of the voluntary recall of the Micro-Bake Cake Set in 1994 which resulted in unusually large sales credits in 1994.

  Net sales of the Company's Sports products increased 51.5% to $8,066,000 in 1995 compared to $5,324,000 in 1994 due primarily to the introduction of new products.

  Net sales of the Company's Toys products decreased 37.9% to $11,522,000 from $18,551,000 in 1994 due primarily to reduced sales of licensed items and the discontinuance of unprofitable and slow moving products. The decrease in sales for the year was attributable primarily to a decline in sales of the Company's bendable figures, a decline in sales or discontinuance of certain products without the introduction of a replacement product and a generally depressed Christmas season for the toy industry as a whole.

  Gross Profit

  Gross profit increased to $6,249,000 in 1995 compared to $879,000 in 1994. Gross profit as a percentage of net sales was 31.9% in 1995 compared to 3.7% in 1994. The 1995 gross profit as a percentage of sales is more in line with the Company's historical results than reflected

                                   Page -4-
in fiscal 1994. Gross profit in 1995 was negatively impacted by the write-down of unamortized tooling of $223,000 and slow moving or obsolete inventory of $539,000 as well as inefficiencies at the Company's manufacturing facility. The increase from 1994 was due primarily to the adverse affect in 1994 of the recall of the Micro-Bake which resulted in large sales credits and substantial inventory writedowns. Additionally, during 1994, certain products did not meet sales expectations resulting in cancellation of orders, product returns and sales at reduced markups, all of which negatively affected the Company's gross profit margin.

  Selling and Distribution Expenses

  Merchandising, selling, warehousing and distribution expenses decreased 29.5% to $6,700,000 from $9,508,000 in 1994 due to significant reductions in advertising, sales commissions and consulting expenses.

  Royalties

  Royalties decreased 39.3% to $1,869,000 from $3,081,000 in 1994 due primarily to the reduction in net sales and relative reduction in sales of licensed products in 1995. As a percentage of net sales, royalties decreased to 9.5% in 1995 compared to 12.9% in 1994 primarily as a result of reduced sales of licensed products. Additionally, in 1994 the Company expensed prepaid and accrued royalties with respect to products that were discontinued or where sales were below expectations. The expense for such future royalties was $375,000 in 1995 and $882,000 in 1994.

  General and Administrative Expenses

  General and administrative expenses decreased 0.9% to $3,747,000 in 1995 from $3,780,000 in 1994 due primarily to decreases in bad debt, depreciation and amortization expenses and fees for RGA's services, partially offset by increases in consulting, legal and insurance expense. As a percentage of net sales, general and administrative expenses increased to 19.1% in 1995 compared to 15.8% in 1994 as a result of the decline in sales from 1994 to 1995.

  Operating Profit (Loss)

  The Company had an operating loss of $6,066,000 in 1995 compared to an operating loss of $15,489,000 in 1994.

  Settlement of Arbitration

  During the fourth quarter of 1995 the Company settled an arbitration proceeding and related lawsuit brought by the former Chairman and Chief Executive Officer and the former President and Chief Operating Officer of the Company seeking damages for lost compensation in excess of $1,900,000 and reimbursement of their legal fees. The Company settled the proceedings by paying a total of $594,000 to the plaintiffs and issued them 120,000 shares of Series A Preferred Stock, $1.00 par value per share. The Series A Preferred Stock provides for 6% cumulative dividends payable in cash or additional shares of Series A Preferred Stock and is convertible to

                                   Page -5-
shares of Common Stock at $2.00 per share based upon the par value of such Series A Preferred Stock. In addition, the Company incurred legal expenses of approximately $195,000.

  Net Income (Loss)

  The Company incurred a net loss of $8,787,000 in 1995 compared to a net loss of $15,721,000 in 1994. The net loss per common share was $2.12 in 1995 based upon 4,150,000 weighted average shares outstanding compared to a loss of $3.79 per common share based upon weighted average shares outstanding of 4,150,000 in 1994. The significant improvement in the Company's operations was a result of the cost cutting measures which the new management team implemented in 1995 and the impact of the Micro-Bake recall on the 1994 results.

YEAR ENDED DECEMBER 31, 1994 AND 1993

  Net Sales

  Net sales for 1994 decreased 43.9% to $23,875,000 from $42,568,000 in 1993.
Sales for fiscal 1994 were not at the level planned for by the Company. This resulted in higher than usual sales credits to retailers and writedowns of the Company's inventory and certain other assets, as described below. Sales credits in 1994 (in the form of returns, advertising and other allowances and concessions to retailers) were 20.6% of net sales, as compared to 8.3% of net sales in 1993.

  Net sales of the Company's Toys category decreased 50.6% to $18,551,000 as compared to $37,524,000 in 1993 due primarily to weaker sales in licensed items. Net sales of the Company's Sports products increased 5.6% to $5,324,000 from $5,044,000 in 1993.

  Gross Profit

  Gross profit decreased to $879,000 as compared to $13,890,000 in 1993. Gross profit as a percentage of net sales was 3.7% compared to 32.6% in 1993. This decrease was the result of several factors. Certain new products did not meet sales expectations, which also resulted in cancellation of orders, product returns and sales at reduced markups, all of which affected the Company's gross profit margin. In addition, in the fourth quarter of 1994, in cooperation with the United States Consumer Product Safety Commission, the Company made a voluntary recall of its Micro-Bake. This resulted in large sales credits and substantial inventory write downs. As a result of these factors, the Company wrote down the carrying value of certain inventory by $2,306,000 and component inventory by $668,000, as well as furnished goods and related components of Micro-Bake by $427,000. The gross profit margin was also affected by a write-down of the value of certain unamortized tooling costs of $827,000.

  Selling and Distribution Expense

  Merchandising, selling, warehousing and distribution expenses increased 31.9% to $9,508,000 from $7,210,000 in 1993 due to increases in advertising expenses associated with the introduction of the Company's Micro-Bake, increases in consulting fees and the start-up and

                                   Page -6-
related overhead associated with the Company's new Hong Kong operations. These increases were offset in part by a decrease in sales commissions resulting from the decline in net sales in 1994. As a percentage of net sales, merchandising, selling, warehousing and distribution expenses increased to 39.8% from 16.9% in 1993 as a result of the lower volume of sales.

  Royalties

  Royalties decreased 34.6% to $3,081,000 from $4,713,000 in 1993 due to the decrease in net sales of products based on licensed characters and inventor products. As a percentage of net sales, royalties increased to 12.9% in 1994 from 11.1% in 1993 largely as a result of current expensing by the Company of prepaid or accrued royalties payable by the Company with respect to products that have been discontinued or whose sales were below expectations.

  General and Administrative Expense

  General and administrative expenses increased 15.6% to $3,780,000 from $3,268,000 in 1993 due to an increase in the number of administrative personnel, increased legal fees and an increase in depreciation and amortization of fixed assets (excluding unamortized tooling costs). These increases were offset, in part, by a decrease in fees for RGA's services for such period. As a percentage of net sales, general and administrative expenses increased to 15.8% from 7.7% due in part to increased corporate overhead.

  Operating Profit (Loss)

  The Company experienced an operating loss of $15,489,000 in 1994 as compared to an operating loss of $1,301,000 in 1993.

  Interest and Dividend Income

  The Company earned interest income and dividends (net of interest expense) of $183,000 in 1994 as compared to $329,000 of interest income in 1993 due to investment of excess cash from the net proceeds of the Company's initial public offering of Common Stock in October 1992 and a second public offering of Common Stock in June 1993 and to the repayment of debt. The Company experienced a loss in the redemption of marketable securities of $214,000 in 1994.

  Net Income (Loss)

  The Company experienced a net loss (after the cumulative effect of a change in accounting principle) of $15,721,000 in 1994 as compared to net loss of $518,000 in 1993. The Company experienced a net loss per common share (after the cumulative effect of a change in accounting principle) of $3.79 in 1994 on 4,150,000 weighted average shares outstanding as compared to net loss per common share of $0.14 on 3,626,027 weighted average shares outstanding in 1993.

OTHER INFORMATION

                                   Page -7-

  The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers. The increased use of just-in-time/quick response inventory techniques and replenishment programs in use by larger retailers have been producing a change in their ordering methods with fewer orders being placed in advance of shipment. This distorts the comparisons of unshipped orders at any given date. The Company expects both of these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. The Company's unshipped orders were approximately $1,576,000 at December 31, 1995 compared to $1,355,000 at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of liquidity and capital resources in 1995 were the Company's existing cash and marketable securities. In 1996, the Company's primary sources of liquidity and capital resources are expected to be funds provided from operations, proceeds from the sale of the Company's Hong Kong facility as well as available credit facilities. The Company does not have significant indebtedness other than the mortgage on the Company's Hong Kong facility which is expected to be paid from the proceeds of the sale of that facility. The loss of $8,787,000 for 1995 and $15,721,000 for 1994 significantly reduced the Company's working capital and liquidity. All of the Company's marketable securities and a substantial portion of its cash at the end of 1994 were used to fund the losses sustained in 1995. At December 31, 1995 working capital was $2,273,000 compared to approximately $8,948,000 at December 31, 1994.

  On July 26, 1995, the Company entered into a Factoring Agreement with Milberg Factors, Inc. ("Milberg") pursuant to which Milberg agreed to purchase the Company's domestic accounts receivable and to advance to the Company, at the Company's request, the lesser of 85% of the total accounts receivable or $1,750,000. Effective February 1, 1996, the agreement was amended to increase the amount of the advance to the lesser of 85% or total accounts receivable or $5,000,000. Advances bear interest at the rate of prime plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the book value of the Company's eligible inventory located in the United States. Such advances will also bear interest at the rate of prime plus one percent.

  On March 22, 1996, the Company entered into an Agreement for Sale and Purchase of the Hong Kong Facility. The sale is scheduled to close at the end of April. The Company has written down the carrying value of the facility by $1,578,000 to reflect the net proceeds of the sale. The sale will result in additional liquidity and reduced costs for the Company by permitting the Company to lease space at a cost below the current carrying costs of the existing facility. The sale will yield net proceeds to the Company of approximately $850,000 after payment of the mortgage and the costs associated with the sale.


                                   Page -8-

  The Company's acquisition of the Welsh product line required a modest downpayment. The balance of the purchase price is based upon a percentage of sales of Welsh products over the next five years. Accordingly, that acquisition should not adversely affect the Company's cash requirements.

  The purchase price for the Table Toys and Brik product lines is payable in shares of Preferred Stock and, in the case of Table Toys, partly in cash (approximately $400,000). The Company intends to finance the cash portion of the Table Toys Acquisition through borrowings under its credit lines with Milberg. The preferred stock which the Company anticipates using in such transactions will carry a 7% dividend payable in cash or preferred stock based upon a liquidation value of $3.625 per share and will be redeemable at the expiration of ten years and pursuant to certain sinking fund obligations during the last five years. Accordingly, the Company does not believe that these transactions will have a material adverse affect on the Company's liquidity during the next five years.

  The Company is currently a defendant in a patent infringement action. The Company does not believe that the outcome of such litigation will have a material adverse impact on the Company. The Company is negotiating with its insurance carrier whether the costs of such litigation should be borne by the carrier. If the Company is required to bear the costs, they could be substantial over the life of the litigation.

  To the extent the Company may be required to pay any claims relating to its discontinued Micro-Bake product, the Company believes that its current reserves will be sufficient to cover such payments.

  In February 1996 the Company established a bonus pool to enable employees to participate in the Company's profits. The pool for fiscal 1996 will consist of 20% of the first $1,000,000 of pre-tax earnings, 15% of the next $1,000,000 of pre-tax earnings and 10% of pre-tax earnings over $2,000,000. The bonus pool is intended to provide performance based compensation and to reward those who contribute to the Company's success. The bonus arrangements should not adversely affect the Company's liquidity since it is only payable if earned.

  The Company believes that its cash flow from operations, available borrowings and proceeds from the sale of its Hong Kong facility will be adequate to meet its obligations for the ensuing year.

INFLATION

  The Company does not believe that the relatively moderate rates of inflation in recent years have had a significant effect on its net sales or profitability. The Company has generally been able to pass along to its customers price increases resulting from inflation.


                                   Page -9-

SEASONALITY

  The toy industry is typically seasonal in nature due to the heavy demand for toy products during the Christmas season, with the majority of orders being placed during the first two-thirds of the year for shipment during the third and fourth quarters, and with the majority of collections from such sales being received in the fourth quarter.

                                   Page -10-

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

See page F-1.

                                   Page -11-

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------   -----------------------------------------------

ARRANGEMENTS WITH RGA

  U.S. Services Arrangements: Effective October 1, 1992, the Company and RGA entered into an agreement pursuant to which RGA would provide certain administrative services to the Company including maintenance of financial books and records and preparation of financial statements, budgets, forecasts and cash flow projections; services relating to the Company's banking relationships; payment from the Company's accounts of accounts payable and payroll; collection of accounts receivable and credit analysis; order processing and resolution of routine claims, deductions and allowances with customers; import processing; cash management; and other miscellaneous services and advice. The agreement is automatically renewed from year to year unless terminated by the Company upon at least six months notice prior to the commencement of any renewal term or by RGA at least 12 months prior to the commencement of any renewal term. The agreement provides that the Company will pay RGA, as a fee for the services described above, an amount equal to the sum of (i) 4.0% of the first $30,000,000 of the Company's domestic non-letter of credit gross sales, 3.75% of such gross sales in excess of $30,000,000 but less than $40,000,001, 3.5% of such gross sales in excess of $40,000,000 but less than $50,000,001, 3.25% of such gross sales in excess of $50,000,000 but less than $60,000,001 and 3.0% of such gross sales in excess of $60,000,000, (ii) 1.5% of the Company's domestic letter of credit gross sales, and (iii) 1.0% of the Company's foreign gross sales. The Company incurred expenses of $668,000 and $877,000 for the foregoing services in 1995 and 1994, respectively. RGA also provided the Company with certain warehouse services for which it incurred expenses of $107,000 in 1995 and $320,000 in 1994. Under the agreement with RGA, the Company has the right to purchase, at cost, from RGA any computer software used by RGA in the performance of its services for the Company, to the extent RGA owns or has the right to transfer such software. The agreement also provides that during its term and for a period of one year thereafter, RGA will not provide similar services to any of the Company's competitors in the toy business.

  Hong Kong Services Arrangements: Services similar to that provided by RGA in the United States are provided to the Company's Hong Kong subsidiaries by a company in Hong Kong of which Roger Gimbel, the Vice Chairman of the Board of Directors of the Company, is a shareholder. The Company incurred expenses of $293,000 in 1995 and $217,000 in 1994 for such services.

  Public Warehouse Facility: The Company utilizes, among other facilities, a public warehouse in New Jersey which stores the Company's inventory and packages and ships such inventory in accordance with the Company's instructions for a fee based upon a percentage of the dollar value of orders shipped from such facility. The operator of such warehouse facility leases the premises from Jersey Warehouse Partners, a general partnership of which Roger Gimbel is a General Partner and in which Mr. Gimbel holds a 42.45% interest. Rental expense for such warehouse facility was approximately $5,300 in 1995.

  The Company first entered into arrangements with RGA for the foregoing services at the commencement of its operations in March 1989. The initial arrangements were changed as described above in connection with the Company's initial public offering in 1992. During 1995, the Company reexamined its arrangements and began assuming internally certain functions and services previously provided by RGA. Accordingly, the services being performed by RGA have been reduced and the Company has negotiated a fixed fee of $300,000 (less certain credits) for the U.S. services and $116,000 for the Hong Kong services for 1996. At the time that the arrangements with RGA were entered into, management believed that the arrangements were on

                                   Page -12-
terms no less favorable to the Company than could have been obtained from an unaffiliated third party.


                                   Page -13-

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
- -------   --------------------------------------------
          REPORTS ON FORM 8-K
          -------------------


(a)(1)  Financial Statements:                         Page
                                                      ----

        Index to Financial Statements                 F-1

        Report of Independent Auditors                F-2

        Consolidated Balance Sheets --
        December 31, 1994 and 1995                    F-6

        Consolidated Statements of Operations --
        For each of the years ended
        December 31, 1993, 1994 and 1995              F-7

        Consolidated Statements of Changes in
        Stockholders' Equity -- For each of the
        years ended December 31, 1993, 1994 and 1995  F-8

        Consolidated Statements of Cash Flows --
        For each of the years ended
        December 31, 1993, 1994 and 1995              F-9

        Notes to Consolidated Financial Statements    F-10

(2)     Financial Statement Schedules:

Schedule II -- Valuation and Qualifying Accounts      F-32

(3)  Exhibits:

     3.1  Certificate of Incorporation, incorporated by reference to
          Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-50878) (the "Form S-1").

     3.2 Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (included in Exhibit 4 hereof).

     3.3  By-laws incorporated by reference to Exhibit 3.3 to the Form S-1.

     4 Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 1995 (the "1995 3rd Quarter 10-Q").

                                   Page -14-

    10.1 Form of Indemnification Agreement between the Company and each of its Directors, incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1995 (the "1995 2nd Quarter 10-Q").

    10.2 1992 Incentive and Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form S-1.

    10.3  Amendment to the 1992 Incentive and Non-Qualified Stock Option
          Plan, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 33-62616) of the Company (the "1993 Form S-1").

    10.4 Services Agreement dated August 10, 1992 with RGA Accessories, Inc., incorporated by reference to Exhibit 10.5 to the Form S-1.

    10.5 Services Agreement Amendment dated as of May 10, 1993 between the Company and RGA Accessories, Inc., incorporated by reference to
          Exhibit 10.8 to the 1993 Form S-1.

    10.6 Services Agreement Amendment dated as of June 21, 1995 between the Company and RGA Accessories, Inc., incorporated by reference to
          Exhibit 10.13 to the 1995 2nd Quarter 10-Q,

    10.7 Form of Underwriters Warrant Agreement between the Company and Gruntal & Co., Incorporated and Gerard Klauer Mattison & Co., Inc., incorporated by reference to Exhibit 10.12 to the Form S-1.

    10.8 Factoring Agreement dated as of July 26, 1995 with Milberg Factors, Inc., incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 (the "Form 8-K").

    10.9 Letter dated July 20, 1995 from Milberg Factors, Inc. to the Company, incorporated by reference to Exhibit 10.18 to the Form 8-K.

    10.10 Settlement Agreement dated October 30, 1995 between the Company, Allan Rigberg, Rose Evangelista and JTI Toys, Inc. incorporated by reference to Exhibit 10.10 to the 1995 3rd Quarter 10-Q.

   *10.11 Warrant Agreement dated as of January 1, 1996 between Just Toys,
          Inc. and Patricof & Co. Capital Corp.

   *10.12 Agreement for Sale and Purchase dated March 22, 1996 between
          Just Toys Products Limited and Advanced Chemicals Limited.

   *10.13 Amendment dated March 21, 1996 between Milberg Factors,
          Inc. and the Company.

   *21    Subsidiaries of the Company

                                   Page -15-

   **23.1 Consent of Richard A. Eisner & Company, LLP


   **23.2 Consent of Ernst & Young, LLP

__________________________

    * Previously Filed
   ** Filed herewith

      Schedules

Schedule II -- Valuation and Qualifying Accounts


      (b)  Reports on Form 8-K:

      During the fourth quarter of 1995, the Company filed one report on Form 8-K with respect to Item 5--Other Events with the Securities and Exchange Commission on November 2, 1995, and one report on Form 8-K with respect to Item 4--Changes in Registrant's Certifying Accountant with the Securities and Exchange Commission on November 15, 1995, as amended on December 1, 1995.

                                   Page -16-

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 9th day of August, 1996.

                                    JUST TOYS, INC.



                                    By: /s/ Michael Vastola
                                        ________________________________________
                                        Michael Vastola,
                                        Vice President  Finance,
                                        Chief Financial and Accounting
                                        Officer

                                   FORM 10-K
                             ITEM 14(A)(1) AND (2)

                       JUST TOYS, INC. AND SUBSIDIARIES


        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
        --------------------------------------------------------------


THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF JUST TOYS, INC. AND SUBSIDIARIES ARE INCLUDED IN ITEM 8:

                                                                PAGE
                                                               NUMBER
                                                               ------

REPORTS OF INDEPENDENT AUDITORS                                F-2-5


BALANCE SHEETS AS AT DECEMBER 31, 1995 AND 1994                  F-6


STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1995, 1994 AND 1993                                 F-7


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993             F-8


STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1995, 1994 AND 1993                                 F-9


NOTES TO FINANCIAL STATEMENTS                                   F-10

THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENT SCHEDULE OF JUST TOYS, INC. AND SUBSIDIARIES ARE INCLUDED IN ITEM 14(A)(2):

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                 F-32


ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE AND, THEREFORE, HAVE BEEN OMITTED.

                         REPORT OF INDEPENDENT AUDITORS


We have audited the accompanying consolidated balance sheet of Just Toys, Inc. and subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1995 listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Just Toys, Inc. and subsidiaries at December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

New York, New York
February 17, 1996

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Just Toys, Inc.
New York, New York


    We have audited the accompanying consolidated balance sheet of Just Toys, Inc. and subsidiaries as at December 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 1994 financial statements of Just Toys Products, Limited and Joyful World Enterprises, Limited, wholly owned subsidiaries, which statements reflect total assets constituting 27 percent as at December 31, 1994 and total revenues of 39 percent for the year then ended, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amount included for Just Toys Products, Limited and Joyful World Enterprises, Limited, is based solely on the reports of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based upon our audit and, in 1994, the reports of other auditors, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Just Toys, Inc. and subsidiaries as at December 31, 1994 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As described in Note K, the Company is involved in several matters of litigation, the outcome of which is uncertain.

    As discussed in Note B[1], the Company adopted in 1994 the method of accounting for certain investments and debt and equity securities prescribed by Statement of Financial Accounting Standards No. 115.

    The audits above include Schedule II for the year ended December 31, 1994 and December 31, 1993. In our opinion, the schedule referred to above presents fairly the information set forth therein, in conformity with the applicable accounting regulation of the Securities and Exchange Commission.



Richard A. Eisner & Company, LLP

New York, New York
March 27, 1995

With respect to Note K[4][a] and K[4][c]
April 10, 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
Just Toys Products Limited
(Incorporated in Hong Kong with limited liability)

We have audited the accompanying balance sheets of Just Toys Products Limited as at 31 December 1994 and 31 December 1993 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended 31 December 1994 and for the period from 22 September 1992 (date of incorporation) to 31 December 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Just Toys Products Limited as at 31 December 1994 and 31 December 1993 and the results of its operations and its cash flows for the year ended 31 December 1994 and for the period from 22 September 1992 to 31 December 1993, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming Just Toys Products Limited will continue as a going concern. As more fully described in
Note 1, the Company is a wholly-owned subsidiary of Just Toys, Inc. Just Toys, Inc. has suffered recurring losses and has sustained negative cash flows from operations. These conditions raise substantial doubt about Just Toys, Inc.'s ability to continue as a going concern. Because of the aforementioned conditions relating to Just Toys, Inc., and the uncertainties surrounding its plans to address its liquidity problems, the parent company's actions could have a substantial effect on the Company's assets, therefore there is also substantial doubt about whether the Company will continue as a going concern. The financial statements of Just Toys Products Limited do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

ERNST & YOUNG

Kowloon, Hong Kong
20 February 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
Joyful World Enterprises Limited
(Incorporated in Hong Kong with limited liability)

We have audited the accompanying balance sheets of Joyful World Enterprises Limited as at 31 December 1994 and the related statements of operations, changes in stockholders' deficiency and cash flows for the period from 19 October 1993 (date of incorporation) to 31 December 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Joyful World Enterprises Limited as at 31 December 1994 and the results of its operations and its cash flows for the period from 19 October 1993 to 31 December 1994, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming Joyful World Enterprises Limited will continue as a going concern. As more fully described in Note 1, the Company is a wholly-owned subsidiary of Just Toys, Inc. Just Toys, Inc. has suffered recurring losses and has sustained negative cash flows from operations. These conditions raise substantial doubt about Just Toys, Inc.'s ability to continue as a going concern. Because of the aforementioned conditions relating to Just Toys, Inc., and the uncertainties surrounding its plans to address its liquidity problems, the parent company's actions could have a substantial effect on the Company's assets, therefore there is also substantial doubt about whether the Company will continue as a going concern. The financial statements of Joyful World Enterprises Limited do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

ERNST & YOUNG

Kowloon, Hong Kong
20 February 1995

                        JUST TOYS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   A S S E T S                                    December 31,
                   -----------                            ---------------------------
                                                               1995           1994
                                                          ------------   ------------
 Current assets:
    Cash................................................  $    241,443   $  2,168,306
    Marketable securities - available for sale
      securities (Note D)...............................                    4,515,452
    Accounts receivable, net of allowances of
      $1,017,000 and $1,207,000 (Note C)................     1,779,598      2,294,353
    Inventories (Note E)................................     3,270,206      4,292,032
    Refundable income taxes.............................       248,459         65,799
    Prepaid expenses and other current assets...........       646,422      1,795,885
                                                          ------------   ------------
           Total current assets.........................     6,186,128     15,131,827

 Property and equipment, at cost, net of accumulated
    depreciation and amortization (Note F)..............     2,653,702      6,138,952
 Property held for sale (Note H)........................     2,907,340
 Investment and advances - Celt Specialty Partners,
    Inc. (Note G).......................................                    1,701,630
 Other assets...........................................        76,188         67,371
                                                          ------------   ------------
           T O T A L....................................  $ 11,823,358   $ 23,039,780
                                                          ============   ============

                  L I A B I L I T I E S
                  ---------------------

 Current liabilities:
    Current portion of long-term debt (Note H)..........  $    360,000   $    316,000
    Accounts payable....................................     1,925,467      2,288,834
    Due RGA Accessories, Inc. (Note I)..................        45,242        114,933
    Accrued liabilities (Note J)........................     1,582,761      2,990,990
    Income taxes payable................................                      473,422
                                                          ------------   ------------
           Total current liabilities....................     3,913,470      6,184,179
 Long-term debt, less current portion (Note H)..........     1,886,000      2,246,000
 Deferred income taxes (Note M).........................        15,971         15,971
                                                          ------------   ------------
           Total liabilities............................     5,815,441      8,446,150
                                                          ------------   ------------
 Commitments and contingencies (Note K)

                   STOCKHOLDERS' EQUITY
                   --------------------

 Stockholders' equity (Note A):
    Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, 120,000 issued and outstanding........       120,000
    Common stock, $.01 par value, 15,000,000 shares.....
      authorized, 4,150,000 issued and outstanding......        41,500         41,500
    Additional paid-in capital..........................    29,795,768     29,795,768
    Unrealized loss on marketable securities............                      (81,211)
   (Accumulated deficit)................................   (23,949,351)   (15,162,427)
                                                          ------------   ------------
           Total stockholders' equity...................     6,007,917     14,593,630
                                                          ------------   ------------
           T O T A L....................................  $ 11,823,358   $ 23,039,780
                                                          ============   ============

                The accompanying notes to financial statements
                         are an integral part hereof.

                        JUST TOYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                      ----------------------------------------
                                                         1995           1994          1993
                                                      -----------   ------------   -----------
 Net sales (Note L).....................              $19,588,348   $ 23,875,036   $42,568,329

 Cost of goods sold.....................               13,338,943     22,995,704    28,678,219
                                                      -----------   ------------   -----------
 Gross profit...........................                6,249,405        879,332    13,890,110
                                                      -----------   ------------   -----------
 Expenses:
    Merchandising, selling,
      warehousing and distribution......                6,699,951      9,508,008     7,210,059

    Royalties...........................                1,868,838      3,081,057     4,712,946

    General and administrative..........                3,746,812      3,779,616     3,268,180
                                                      -----------   ------------   -----------
           T o t a l....................               12,315,601     16,368,681    15,191,185
                                                      -----------   ------------   -----------
 Operating (loss).......................               (6,066,196)   (15,489,349)   (1,301,075)

 Other income (expenses):
    Interest expense....................                 (357,562)      (284,652)      (33,998)

    Interest and dividend income........                  141,440        467,379       362,677

    Write down of investment in
      Hong Kong property................               (1,578,000)

    Settlement of arbitration &
      related legal expenses............                 (909,594)

    Other expense.......................                  (17,012)      (213,698)       (7,902)
                                                      -----------   ------------   -----------
 (Loss) before income taxes (benefit)
    and change in accounting principle                 (8,786,924)   (15,520,320)     (980,298)

 Provision for income taxes (benefit)
    (Note M)............................                                 275,212      (461,987)
                                                      -----------   ------------   -----------
 (Loss) before change in accounting
    principle...........................               (8,786,924)   (15,795,532)     (518,311)

 Cumulative effect of change in
    accounting principle (Note B[1]).                                     74,790
                                                      -----------   ------------   -----------

 NET (LOSS).............................              $(8,786,924)  $(15,720,742)  $  (518,311)
                                                      ===========   ============   ===========
 Weighted average common shares
    outstanding.........................                4,150,000      4,150,000     3,626,027
                                                      ===========   ============   ===========
 Per share data:
 (Loss) before change in accounting
    principle per common share..........                   $(2.12)        $(3.81)        $(.14)

 Cumulative effect of change in
    accounting principle per share......                                     .02
                                                      -----------   ------------   -----------

 NET (LOSS) PER COMMON SHARE............                   $(2.12)        $(3.79)        $(.14)
                                                      ===========   ============   ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       JUST TOYS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                 Preferred Stock         Common Stock                      Unrealized     Retained
                                ------------------   ---------------------   Additional   Gain(Loss)on    Earnings
                                  Number               Number                  Paid-in     Marketable   (Accumulated
                                of Shares  Amount    of Shares     Amount      Capital     Securities     Deficit)        Total
                                --------- --------   ---------     -------   -----------   ----------   ------------   ------------
Balance -
   January 1, 1993.........                          3,000,000     $30,000   $10,359,427                $  1,076,626   $ 11,466,053

Net loss...................                                                                                 (518,311)      (518,311)

Shares issued through
   public offering.........                          1,150,000      11,500    19,436,341                                 19,447,841
                                                     ---------     -------   -----------    --------    ------------   ------------
Balance -
   December 31, 1993.......                          4,150,000      41,500    29,795,768                     558,315     30,395,583

Adjustment of
   beginning balance
   for change in
   accounting method
   (Note B[1]).............                                                                 $(74,790)                       (74,790)


Change in unrealized
   loss on marketable
   securities..............                                                                   (6,421)                        (6,421)


Net loss...................                                                                              (15,720,742)   (15,720,742)

                                                     ---------     -------   -----------    --------    ------------   ------------
Balance -
   December 31, 1994.......                          4,150,000      41,500    29,795,768     (81,211)    (15,162,427)    14,593,630

Shares issued
   through arbitration
   settlement..............      120,000  $120,000                                                                          120,000

Change in unrealized
   loss on marketable
   securities..............                                                                    81,211                        81,211

Net loss...................                                                                               (8,786,924)    (8,786,924)

                                 -------  --------   ---------     -------   -----------    --------    ------------   ------------
BALANCE -
   DECEMBER 31, 1995.......      120,000  $120,000   4,150,000     $41,500   $29,795,768    $  - 0 -    $(23,949,351)  $  6,007,917
                                 =======  ========   =========     =======   ===========    ========    ============   ============

                The accompanying notes to financial statements
                         are an integral part hereof.

                       JUST TOYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Year Ended December 31,
                                                                                       -------------------------------------------
                                                                                           1995            1994           1993
                                                                                       ------------   -------------   ------------
Cash flows from operating activities:
  Net (loss)..............................................................              $(8,786,924)   $(15,720,742)  $   (518,311)

  Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

      Depreciation and amortization.......................................                1,774,611       2,838,326      1,412,872

      Write off of barter credits.........................................                  976,000

      Write down of investment in Hong Kong property......................                1,578,000

      Issuance of preferred stock in arbitration settlement...............                  120,000

      Deferred income taxes...............................................                                  273,200       (136,829)

      Realized and unrealized (gain) loss on marketable

         securities.......................................................                  (46,069)          6,421         74,790

      Cumulative effect of change in accounting principle.................                                  (74,790)

      Loss from Celt Specialty Partners, Inc..............................                                  248,020

      Changes in operating assets and liabilities (net of the effects of the acquisition of Celt Specialty Partners, Inc. in 1995):

          (Increase) decrease in:
             Accounts receivable..........................................                  592,770       4,467,730      2,869,310

             Inventories..................................................                1,241,092       1,220,926     (2,059,700)

             Prepaid and refundable income taxes..........................                 (182,660)      2,738,136     (2,703,189)

             Prepaid expenses and other current assets....................                  253,987        (449,509)      (494,621)

             Other assets.................................................                   54,004         (30,574)       (29,297)

           Increase (decrease) in:

             Accounts payable.............................................                 (802,993)      1,089,311       (415,871)

             Due RGA Accessories, Inc.....................................                  (69,691)          3,318        (74,828)

             Accrued liabilities..........................................               (1,408,229)      1,046,297        279,609

             Income taxes payable.........................................                 (473,422)          2,012        471,410
                                                                                       ------------   -------------   ------------

               Net cash (used in) operating activities....................               (5,179,524)     (2,341,918)    (1,324,655)
                                                                                       ------------   -------------   ------------
Cash flows from investing activities:
  Acquisition of property and equipment...................................               (1,073,071)     (1,956,463)    (6,976,693)

  Purchase of marketable securities.......................................               (2,908,731)    (24,089,091)   (33,511,220)

  Redemption of marketable securities.....................................                7,551,463      29,712,702     23,284,524

  Investment in Celt Specialty Partners, Inc..............................                   (1,000)     (1,949,650)
                                                                                       ------------   -------------

               Net cash provided by (used in) investing
                 activities...............................................                3,568,661       1,717,498    (17,203,389)
                                                                                       ------------   -------------   ------------

Cash flows from financing activities:
  Decrease in notes payable - banks.......................................                                                (750,000)

  Proceeds from public offering of common stock...........................                                              19,447,841

  Proceeds from long-term debt............................................                                               2,900,000

  Payment of long-term debt...............................................                 (316,000)       (312,000)       (26,000)
                                                                                       ------------   -------------   ------------

              Net cash provided by (used in) financing                                     (316,000)       (312,000)    21,571,841
               activities.                                                             ------------   -------------   ------------


NET INCREASE (DECREASE) IN CASH...........................................               (1,926,863)       (936,420)     3,043,797

Cash - beginning of year..................................................                2,168,306       3,104,726         60,929
                                                                                       ------------   -------------   ------------

CASH - END OF YEAR........................................................             $    241,443   $   2,168,306   $  3,104,726
                                                                                       ============   =============   ============

The accompanying notes to financial statements are an integral part hereof.

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Description of Business and Basis of Presentation:
- ------------------------------------------------------------

Just Toys, Inc. (the "Company") was incorporated in August 1992 and was inactive until October 1, 1992 when it acquired the net assets and business of Just Toys, a joint venture partnership ("Predecessor Joint Venture") in exchange for 2,000,000 shares of the Company's common stock pursuant to a contribution agreement dated August 10, 1992 (the "Contribution Agreement"). The joint venture partnership commenced operations in March 1989 and was 50% owned by each of RGA Accessories, Inc. ("RGA") and JTI Toys, Inc. ("JTI"), two unaffiliated companies. The acquisition by the Company of the joint venture partnership has been accounted for as a combination of companies under common control in a manner similar to a pooling of interests and, accordingly, the historical basis of the assets and liabilities have been recorded by the Company and retroactive effect has been given to the contribution in the accompanying financial statements. Under the terms of the Contribution Agreement, all equity in excess of $1,350,000 at the time immediately prior to the contribution was distributed to the joint venture partners. On October 1, 1992, the Company sold 1,000,000 of its $.01 common shares in a public offering at a price of $10.50 per share. The proceeds after deducting commissions and offering expenses were $9,039,427. In June 1993, the Company sold an additional 1,150,000 of its common stock at a price of $18.50 per share. The proceeds after deducting underwriting commissions and offering expenses were $19,447,841.

In September 1992, the Company organized a wholly owned foreign subsidiary, Just Toys Products, Limited ("JTP"), which was incorporated in Hong Kong. In October 1993, the Company organized a wholly owned foreign subsidiary Joyful World Enterprises, Limited ("JWE"), which was inactive during 1993. The consolidated financial statements include the accounts of the Company, JTP and JWE. Significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements as at and for the year ended December 31, 1995 and 1994, respectively, include the following applicable to the foreign subsidiaries:.

                                      December 31,
                                ------------------------
                                   1995          1994
                                ----------    ----------

Assets. . . . . . . . . . . .   $4,167,473    $6,205,145
Liabilities . . . . . . . . .    4,255,930     4,002,308
Stockholder's equity (deficit)     (88,457)    2,202,837
Revenues. . . . . . . . . . .    4,772,364     9,254,786
Net (loss). . . . . . . . . .   (2,291,294)      (90,030)

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Description of Business and Basis of Presentation:
- ------------------------------------------------------------
(continued)

In May 1994, a wholly-owned subsidiary of the Company, Just Manufacturing, Inc. ("Manufacturing") entered into a 50% joint venture with Celt Specialty Products, Inc. ("Products") by jointly forming a corporation called Celt Specialty Partners, Inc. ("Celt"). Celt is a manufacturer of plastic toys, sporting goods and other specialty toy products; Just Toys, Inc. is the principal customer of Celt. Operations of Manufacturing and Celt are included from May 10, 1994, the date of inception to December 31, 1994. The Company's investment and advances to Celt are accounted for under the equity method. The Company recognized the loss in excess of the other partners' investment.

On April 23, 1995, the Company purchased the remaining 50% joint interest in Celt. The accounts of Celt are consolidated with the Company from January 1, 1995 because of the Company's direct and indirect degree of control.

The Company designs, manufacturers, markets and distributes toys and related items. The Company's principal customers are located in the United States and consist primarily of toy stores and mass merchandisers, and to a lesser extent, discount drug chains, supermarket chains, sporting goods stores, catalogers, catalogue showrooms and gift stores.

During 1995, the Company continued to incur losses; however, many of the losses were of a non-recurring nature and/or did not require the outlay of cash. In addition, the Company has obtained new financing arrangements (see Note C) and is selling its Hong Kong facility (see Note Q). In March 1995, the Company's Board of Directors appointed a new management team and implemented a significant work force reduction and a restructuring of the Company's operations as part of a plan to reduce operating expenses. The Company has discontinued non-profitable items and has undertaken to selectively acquire product lines which the Company believes will have long-term strength and continuity. On January 22, 1996, the Company executed an agreement to purchase certain assets of Table Toys, Inc. ("Table Toys" and the "Table Toys Acquisition"). Table Toys manufactures, distributes and sells a line of play tables which are compatible with most brands of toy construction blocks and a line of toy construction blocks. Table Toys has filed a petition under Chapter 11 of the Federal bankruptcy laws and has submitted the Table Toys Acquisition agreement as part of its plan of reorganization. Accordingly, the acquisition is subject to the approval of by the bankruptcy court. Concurrent with the Table Toys Acquisition agreement, the Company and Table Toys executed a Marketing and Distribution Agreement, which enable the Company, pending bankruptcy court approval of the Table Toys Acquisition, to market and sell the Table Toys products. On February 1, 1996, the Company acquired the toy line and


(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Description of Business and Basis of Presentation:
- ------------------------------------------------------------
(continued)

the rights to use the "Welsh" name for toys from Welsh Company, Inc.("Welsh"). The Welsh toy line consists of doll furniture and doll carriages and strollers. The Company is currently marketing the product line of Brik, Inc. ("Brik") pursuant to a Marketing and Distribution Agreement dated February 7, 1996. The Brik product line consists of play tables and toy construction blocks similar to those of Table Toys but aimed at lower price points. The Marketing and Distribution Agreement will remain in effect until such time as the Company has completed the acquisition of the assets of Brik or the Company has determined that the acquisition should not go forward. Management believes that the cash outlays required for these acquisitions are minimal. With the introduction of these new lines and other matters discussed above, the management of the Company believes that its cash flow from operations, available borrowings and proceeds from the sales of its Hong Kong facility are adequate to meet its obligations for the ensuing year.

The purchase price for the Table Toys and Brik product lines is payable in shares of Preferred Stock and, in the case of Table Toys, partly in cash (approximately $400,000). The Company intends to finance the cash portion of the Table Toys Acquisition through borrowings under its credit lines with Milberg (see Note C).

(NOTE B) - Summary of Significant Accounting Policies:

[1] Marketable securities:
    ---------------------

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement prior period financial statements have not been restated to reflect the change in accounting principle. The marketable securities are classified as available-for-sale and consist substantially of United States Treasury bills and notes. Unrealized losses at December 31, 1994 were $81,211. The Company had realized losses of $35,141 in 1995 and $213,698 in 1994. The cumulative effect as of January 1,1994 of adopting Statement 115 decreased the loss by $74,790 or $0.02 per share. There was no tax benefit attributable to the unrealized loss. The opening balance of the stockholders' equity was decreased by $74,790 to reflect the net unrealized holding losses on securities classified as available-for-sale, with unrealized gain and losses, reported in a separate component of stockholders' equity. Realized gains and losses are based on the costs of securities sold using the specific identification method. If a decline in value of available-for-sale securities is judged to be other than temporary, the decline in value is included in income. interest and dividend income on securities are included in income.

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)
- -----------------------------------------------------

 [2]   Inventories:
       -----------

  Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company supplies certain purchased material components used in its product lines to third-party manufacturers and Celt.

 [3]   Property and equipment:
       ----------------------

  Assets are stated at cost. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers and Celt. The molds and tools are depreciated using the straight-line method over the life of the related product licensing agreement or three years, whichever is less. Obsolete molds and tools are written-off when no longer being used.
Depreciation and amortization lives and methods used are as follows:

                                      Method         Life
                                   -------------   ----------

  Leasehold land and buildings. .  Straight-line   40 Years
  Molds and tools . . . . . . . .  Straight-line    3 Years
  Manufacturing equipment . . . .  Accelerated      7 Years
  Furniture, fixtures and office
   equipment  . . . . . . . . . .  Accelerated     5-7 Years
  Leasehold improvements. . . . .  Straight-line   Shorter of
                                                   life of
                                                   lease or
                                                   useful
                                                   life

 [4]   Income taxes:
       ------------

  The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109 ("SFAS 109") "Accounting For Income Taxes" which requires use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur.

 [5]  Research and product development costs:
      --------------------------------------

  Expenditures for research and product development costs are charged to operations as incurred. Amounts of research and product development cost were approximately $324,300, $953,700 and $470,100 during 1995, 1994 and 1993, respectively.

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)
- -----------------------------------------------------

 [6]   Royalties:
       ---------

  The Company enters into agreements to license trademarks, copyrights and patents. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement which are nonrefundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at amounts estimated to be recoverable from future sales of the related products. The Company expenses royalties at the time the liabilities under license agreements are incurred. Prepaid and future guaranteed royalties applicable to discontinued products or where sales were below expectations are also expensed.

 [7]   Income (loss) per share of common stock:
       ---------------------------------------

  Income (loss) per share are based on the weighted average number of shares and common stock equivalents, if dilutive, outstanding during each year.

 [8]   Foreign currency translation:
       ----------------------------

  Assets and liabilities are translated at year-end rates of exchange. Income and expense accounts are translated at the average of exchange rates in effect during the period. Realized foreign exchange transaction gains and losses are included in income and are not material.

 [9]   Use of estimates:
       ----------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from those estimates.

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)
- -----------------------------------------------------

  [10] Stock-based compensation:
       -------------------------

  In October 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for transactions after December 15, 1995 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations with pro forma disclosure of what net income and earnings would have been had the Company adopted the new fair value method. The Company presently accounts for its stock based compensation plans in accordance with the provisions of APB 25 and has not determined if it intends to change to the fair value method prescribed in SFAS 123.

 [11]  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of:
       ------------------------------------------------------------------------

  The Company presently accounts for the impairment of long-lived assets at the time management decides to dispose of such assets. In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets to be disposed of. The Company will adopt SFAS 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of the adoption will be material.


(NOTE C) - Accounts Receivable and Allowances:
- ---------------------------------------------

 On July 26, 1995, the Company entered into a Factoring Agreement with Milberg Factors, Inc. ("Milberg") pursuant to which Milberg agreed to purchase the Company's domestic accounts receivable on a non-recourse basis, and to advance to the Company, at the Company's request, the lesser of 85% of total accounts receivable or $1,750,000. Effective February 1, 1996, the agreement was amended to increase the amount of the advance to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is .65% of receivables. Advances bear interest at the rate of prime (currently 8.75%) plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the Company's inventory located in the United States. Such advances will also bear interest at the rate of prime plus one percent.

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Accounts Receivable and Allowances:  (continued)
- ---------------------------------------------

 Accounts receivable and amounts due from factor at December 31, 1995 consist of the following:

 Accounts Receivable - factor . . . . . .$3,206,600
 Borrowings from factor . . . . . . . . .  (881,024)
                                         ----------

 Net due from factor. . . . . . . . . . . 2,325,576
 Accounts receivable - trade. . . . . . .   471,022
                                         ----------

   Total accounts receivable  . . . . . . 2,796,598

 Less: Accounts receivable allowances . .(1,017,000)
                                         ----------

    Total accounts receivable net
      of allowances . . . . . . . . . . .$1,779,598
                                         ==========

 The accounts receivable allowances consists of the following:

                                                         December 31,
                                                    ----------------------
                                                         1995      1994
                                                    ----------  ----------

 Returns, allowances and discounts . . . . . . . .  $  911,000  $1,055,000

 Doubtful accounts . . . . . . . . . . . . . . . .     106,000     152,000
                                                    ----------  ----------

       T o t a l . . . . . . . . . . . . . . . . .  $1,017,000  $1,207,000
                                                    ==========  ==========

(NOTE D) - Marketable Securities - Available For Sale Securities:
- ----------------------------------------------------------------

    The following is a summary of available for sale securities at December 31, 1994:

                                                       Available-For-Sale-Securities
                                          --------------------------------------------------------
Estimated                                                  Gross          Gross
                                                         Unrealized     Unrealized        Fair
                                              Cost          Gains         Losses          Value
                                          ----------     ----------     ----------      ----------
        United States Treasury
          securities................      $4,260,589      $  4,316       $ 79,495       $4,185,410
        Mortgage-backed securities..         153,572         1,830        151,742
        Other debt securities.......                       182,502          4,202          178,300
                                                          --------       --------       ----------
                T o t a l...........      $4,596,663      $  4,316       $ 85,527       $4,515,452
                                          ==========      ========       ========       ==========

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Marketable Securities - Available For Sale Securities:
- ----------------------------------------------------------------
  (continued)

        The cost and fair market value of debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the maturities may have the right to prepay obligations without prepayment penalties.

                                                  Cost     Fair Market
                                               ----------  -----------

         Due in one year or less.....          $1,150,655   $1,154,971
         Due after one year through
            three years..............           3,287,436    3,203,739
         Due after three years.......             158,572      156,742
                                               ----------   ----------

                   T o t a l.........          $4,596,663   $4,515,452
                                               ==========   ==========

The Company had no available for sale securities at December 31, 1995.

(NOTE E) - Inventories:
- ----------------------

        The inventories consist of the following:

                                                    December 31,
                                               ----------------------
                                                  1995        1994
                                               ----------  ----------

          Finished goods.....................  $2,178,278  $3,515,032

          Material components and supplies...   1,091,928     777,000
                                               ----------  ----------

                    T o t a l................  $3,270,206  $4,292,032
                                               ==========  ==========

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Property and Equipment:
- ---------------------------------

        Property and equipment consists of the following:

                                                  December 31,
                                             ----------------------
                                                1995        1994
                                             ----------  ----------

          Property and equipment at cost:
             Land..........................  $  325,000
             Leasehold land and building...     725,000  $4,510,648
             Molds and tools...............   3,817,878   3,201,294
             Manufacturing equipment.......     797,401     328,045
             Furniture, fixtures and
               office equipment............     896,361     836,643
             Leasehold improvements........     291,756     408,370
                                             ----------  ----------

                                              6,853,396   9,285,000
             Less:
               Accumulated depreciation
                 and amortization . . . . .   4,199,694   3,146,048
                                             ----------  ----------

                      T o t a l . . . . . .  $2,653,702  $6,138,952
                                             ==========  ===========


(NOTE G) - Investment and Advances - Celt Specialty Partners, Inc.:
- ------------------------------------------------------------------

        On April 23, 1995, the Company purchased the remaining 50% joint interest in Celt. The accounts of Celt are consolidated with the Company from January 1, 1995 because of the Company's direct and indirect degree of control.

        Investment and advances in joint venture consist of the following at December 31, 1994:


 Industrial Development Revenue Bond. . . . . . . . $1,500,000
 Advances . . . . . . . . . . . . . . . . . . . . .    439,750
 Loss of joint venture in excess of investment. . .   (238,120)
                                                    -----------

      T o t a l . . . . . . . . . . . . . . . . . . $1,701,630
                                                    ===========

  (continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Investment and Advances - Celt Specialty Partners, Inc.:
- ------------------------------------------------------------------

        Selected financial information of Celt as at December 31, 1994 and for the period from May 10, 1994 (date of inception) to December 31, 1994 are as follows:

    Assets (including, $99,622 of accounts
      receivable due from Just Toys, Inc.). . . . . $2,158,200
    Liabilities (including $2,331,523 of advances
      and debt and $74,597 of interest to
      Just Toys, Inc.). . . . . . . . . . . . . . .  2,406,120
    Deficiency. . . . . . . . . . . . . . . . . . .   (247,920)
    Revenue . . . . . . . . . . . . . . . . . . . .  1,231,229
    Net loss. . . . . . . . . . . . . . . . . . . .   (248,120)


(NOTE H) - Long-term Debt:
- -------------------------

        In November 1993, JTP acquired approximately 5,899 square feet of office space in Hong Kong. The Company financed $2,900,000 of the purchase price with a mortgage loan payable over a period of eight years at a fluctuating interest rate equal to the Hong Kong prime rate (currently 7.5%) plus 1-1/4% per annum. The Company has guaranteed the obligation of JTP with respect to such mortgage loan. The net book value of the property after the 1995 write down of $1,578,000 is $2,907,340 at December 31, 1995, and is reflected as property held for sale (see

Note Q).

        The future maturities as at December 31, 1995 are as follows:

                1996. . . . . . . . . . . . . .  $  360,000
                1997. . . . . . . . . . . . . .     360,000
                1998. . . . . . . . . . . . . .     363,300
                1999. . . . . . . . . . . . . .     399,600
                2000. . . . . . . . . . . . . .     399,600
                Thereafter. . . . . . . . . . .     363,500
                                                -----------

                          T o t a l . . . . . .   2,246,000

                Less current portion. . . . . .     360,000
                                                -----------

                 Long-term debt, less current
                  portion . . . . . . . . . . .  $1,886,000
                                                ===========

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Related Party Transactions:
- -------------------------------------

        [1]   Administrative services:
              -----------------------

        RGA has previously performed certain administrative services for the Company. Under an agreement dated in August 1992, RGA was compensated on a formula based on the Company's sales. The Company paid approximately $668,000, $877,000 and $1,392,000 for such services in 1995, 1994 and 1993, respectively.

        Commencing in 1996, the Company began assuming internally, the functions and services previously provided by RGA to the Company. RGA will continue to provide computer related services. For such services the Company will pay RGA $30,000 per month for the first six months of the year and $20,000 per month for the remainder of the year.

        Yick Bo Trading Limited ("Yick Bo") performs certain administrative services for JTP and JWE. The Company incurred approximately $293,000 and $217,000 of expenses in 1995 and 1994, respectively. A principal and a shareholder of Yick Bo is an officer of the Company. Commencing in 1996, the Company will pay a fixed fee at an annual rate of $116,000. Upon closing of the sale of the Hong Kong property, the Company will terminate such arrangements.

        [2]   Warehouse rent and services:
              ---------------------------

        The Company leases space in a public warehouse from a partnership in which a principal of a shareholder of the Company is a general partner. Rental expense for such premises was approximately $5,300 in 1995 and $15,900 in 1994 and 1993. The Company incurred warehousing expenses of approximately $107,800, $319,700 and $191,800 during 1995, 1994 and 1993, respectively, from RGA.

        [3]   Consulting fees:
              ---------------

        During 1995 and 1994, the Company incurred expenses of $27,500 and $80,000, respectively, to a director for consulting fees.

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Accrued Liabilities:
- ------------------------------

        Accrued liabilities consist of the following:


                                      December 31,
                                 ----------------------
                                    1995        1994
                                 ----------  ----------

          Royalties............  $  728,548  $  880,296
          Advertising..........               1,089,713
          Custom duties........                 298,146
          Other................     854,213     722,835
                                 ----------  ----------

                    T o t a l..  $1,582,761  $2,990,990
                                 ==========  ==========


(NOTE K) - Commitments, Contingencies and Other Matters:
- -------------------------------------------------------

        [1]   License agreements:
              ------------------

        The Company develops and produces certain products under license agreements with third parties. The amounts paid periodically under the terms of these agreements range from 2.5% to 18% of the net sales of the licensed products. The Company is obligated for guaranteed minimum royalty and other license payments at December 31, 1995 as follows:

       1996. . . . . . . . . . . . . . .  $326,000
       1997. . . . . . . . . . . . . . .   175,000
       1998. . . . . . . . . . . . . . .     -0-
       1999. . . . . . . . . . . . . . .     -0-
       2000. . . . . . . . . . . . . . .     -0-
       2001. . . . . . . . . . . . . . .   175,000
                                          --------
                 T o t a l . . . . . . .  $676,000
                                          ========
(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE K) - Commitments, Contingencies and Other Matters:  (continued)
- -------------------------------------------------------

        [2]   Leases:
              ------

        Minimum annual rentals under leases expiring at various times through the year 2008 for showroom, merchandising and warehouse facilities as at December 31, 1995 are as follows:

        1996. . . . . . . . . . . . . . .$  333,000
        1997. . . . . . . . . . . . . . .   332,000
        1998. . . . . . . . . . . . . . .   308,000
        1999. . . . . . . . . . . . . . .   100,000
        2000. . . . . . . . . . . . . . .    86,000
        Thereafter. . . . . . . . . . . .   734,000
                                         ----------

                  T o t a l . . . . . . .$1,893,000
                                         ==========

        Rent expense approximated $259,000, $326,000 and $391,000 for 1995, 1994 and 1993, respectively.

        [3]   Letters of credit:
              -----------------

        As of December 31, 1995, the Company had outstanding letters of credit approximating $304,000.

        [4]   Litigation:
              ----------

        [a] In October 1995, the Company settled an arbitration proceeding and an accompanying lawsuit brought against the Company by the former Chairman of the Board and Chief Executive Officer of the Company, and the former President and Chief Operating Officer of the Company seeking damages for lost compensation in excess of $1,900,000 and reimbursement of their legal fees. The Company paid the former officers a total of $593,746 and issued them a total of 120,000 shares of Preferred Stock, $1.00 par value convertible at $2.00 per share.

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE K) - Commitments, Contingencies and Other Matters:  (continued)
- -------------------------------------------------------

        [4]   Litigation:  (continued)
              ----------

          [b]     The Company received approximately 960 complaints concerning its Micro-Bake for Kids/TM/ product, all of which have been accrued for as of December 31, 1995. The Company has discontinued selling this product. None of the complaints assert any serious personal injury. Three or four complaints allege minor personal injuries. Virtually all of the complaints assert damage to the Micro-Bake product and many complaints assert damage to the consumer's microwave oven. The Company has product liability insurance with a $5,000 per occurrence retention. The Company's insurance carrier initially asserted that the complaints should be treated as separate individual occurrences rather than as one continuing occurrence. The Company and the insurance carrier have reached an agreement in principle to compromise payments, subject to execution of final documentation. Under the compromise, the Company is expected to be responsible for 50% of such claims and the insurance company would pay the balance.

          [c]     A lawsuit was commenced against the Company and certain other defendants in April 1995 by OddzOn Products, Inc. in the United States District Court for the Northern District of California alleging that the Company's Micro Ultra Pass and Ultra Pass infringed a design patent owned by the plaintiff and constituted trade dress infringement and unfair competition. The action seeks compensatory damages in excess of $2,800,000. The Company does not believe that its products infringe any rights of the plaintiff, and intends to contest this action vigorously and does not believe the action will have a material adverse affect on the financial condition or operations of the Company.

        [5]   Deferred compensation plan:
              --------------------------

        Effective January 1, 1993, the Company became a participating employer with RGA in a Deferred Compensation Plan (RGA Plan) which qualifies under
Section 401(a) of the Internal Revenue Code. Under the terms of the RGA Plan, eligible employees can defer up to 20% of their gross compensation annually. The Company may, but is not required to make additional contributions in amounts authorized by the Company's Board of Directors subject to limitations. To date, the Company has not elected to make additional contributions. Effective January 1, 1996, the Company established a defined contribution plan (Plan) under
Section 401(k) of the Internal Revenue Code. This new Plan replaces the RGA
Plan.

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


        [6]   Concentration of credit risk:
              ----------------------------

        The Company places its cash at various banking institutions and Milberg Factors, Inc. At times, such amounts might be in excess of the FDIC insurance limit at the banking institutions. Amounts due from Milberg Factors, Inc. are not covered by insurance.


(NOTE L) - Major Customers:
- --------------------------

        The Company's net sales to major customers are as follows:


Year Ending          Number of   Percentage of
December 31,         Customers     Net Sales
- -------------------  ---------  ----------------

           1995      Two        36% and 16%
           1994      Two        31% and 13%
           1993      Three      24%, 20% and 12%

(NOTE M) - Income Taxes:
- -----------------------

        The provision for income taxes (benefit) consists of the following:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                    1995     1994      1993
                                                  -------- --------  --------
       Federal:
         Current...............................  $    -              $(596,931)
         Deferred..............................           $190,600    (108,200)
       State and local:
         Current...............................                       (197,847)
         Deferred..............................             82,600     (44,600)
       Foreign:



          Current......................                      2,012     469,620

          Deferred.....................                                 15,971
                                               ---------  --------   ---------

                 T o t a l.............        $    -     $275,212   $(461,987)
                                               =========  ========   ==========

        Deferred income tax expenses arose primarily from temporary differences associated with the following:
                                                      Year Ended December 31,
                                                  -----------------------------
                                                   1995     1994        1993
                                                  ------   ------      ------

        Depreciation..................         $     -    $142,800    $ (78,029)
        Capitalization of
          inventory costs.............                      58,400      (22,000)
        Estimated allowances..........                      72,000      (36,800)
                                                -------   --------    ----------

                  T o t a l............         $     -   $273,200    $(136,829)
                                                =======   ========    ==========

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE M) - Income Taxes:  (continued)
- -----------------------

 The tax effects of principal temporary differences and net operating loss are as follows:

                                            Year Ended December 31,
                                ----------------------------------------------
                                         1995               1994       1993
                                -----------------------  ----------  ---------
   Asset:
        Estimated allowances..               $  430,000  $  495,000   $244,000
        Depreciation..........                  199,000     349,000    126,829
        Write-down of property                              260,000
        Capitalization of
          inventory...........                   37,000      37,000     58,400
        Net operating loss....                3,400,000   6,475,000    426,000
                                             ----------  ----------   --------
                                              4,326,000   7,356,000    855,229
        Valuation allowance
          for deferred taxes..                4,326,000   7,356,000    598,000
                                             ----------  ----------   --------

            T o t a l.........               $      -0-  $      -0-   $257,229
                                             ==========  ==========   ========

     Liability:

        Depreciation..........               $   15,971   $ 15,971
                                             ==========   ========

The valuation allowance at December 31, 1992 was approximately $114,000.


        The differences between the statutory Federal income tax rate of


34% and the income taxes (benefit) reported in the statements of operations are as follows:

                                                 Year Ended December 31,
                                  --------------------------------------------------
                                          1995               1994           1993
                                  ---------------------  -------------  ------------
Income (loss) before
 income taxes (benefit):
  United States.................           $(6,495,630)  $(15,430,290)  $(3,747,947)

  Foreign.......................            (2,291,294)       (90,030)    2,767,649
                                           -----------   ------------   -----------

                                           $(8,786,924)  $(15,520,320)  $  (980,298)
                                           ===========   ============   ===========

Statutory rate (benefit)........           $(2,987,554)  $ (5,276,909)  $  (333,301)
Utilization of benefit of tax
 loss carryback.................                                           (371,830)
Loss from which no tax benefit
 was provided...................             2,977,820      5,550,109
State and local taxes
 (benefit), net of Federal
 benefit........................                                           (188,865)
Difference between U.S.
 Federal statutory rate and
 foreign effective rate.........                 2,012        459,212
Other...........................                 9,734                      (27,203)
                                           -----------   ------------   -----------
  Total tax provision
  (benefit).....................           $       -0-   $    275,212   $  (461,987)
                                           ===========   ============   ===========

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE M) - Income Taxes:  (continued)
- -----------------------

 Undistributed foreign income:
 ----------------------------

        At December 31, 1995, JTP had approximately $400,000 of undistributed accumulated earnings. If the amounts were paid in the form of dividends, the Company would apply this income against the net operating loss carryforwards.

 Net operating loss:
 ------------------

        The Company has a net operating loss carryforward of approximately $22,000,000 as at December 31, 1995. Approximately $900,000 expires by 2008, $14,100,000 by 2009 and $7,000,000 by 2010. However, pursuant to Section 382 of the Internal Revenue Code the future utilization of these net operating loss carryforwards are significantly limited due to ownership changes. Based on management's estimates, the annual limitation on such net operating loss carryforwards is approximately $500,000.


(NOTE N) - Supplemental Cash Flow Information:
- ---------------------------------------------

        Payments for interest expense were $234,901, $232,169 and $41,665 for 1995, 1994 and 1993, respectively. Payments for income taxes were $1,885,463 for 1993.

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE O) - Stock Option Plan:
- ----------------------------

        Effective August 10, 1992, the Company adopted the 1992 Incentive and Non-Qualified Stock Option Plan (the "Plan"), which will terminate on August 9, 2002. Under the terms of the Plan, options to purchase shares of common stock of the Company intended to qualify as "incentive stock options" and non-qualified stock options may be granted to employees and directors of the Company and independent contractors providing services to the Company. A total of 600,000 shares of common stock have been reserved for issuance under the Plan. Options are exercisable within ten years of the date of grant. The Company has 148,753 available shares for future issuance as at December 31, 1995.

        Detail of stock options are as follows:


                                                        Option        Number of
                                         Number of     Price Per       Shares
                                          Shares         Share       Exercisable
                                        -----------  --------------  -----------
       Balance - December 31, 1992....     170,999   $10.50-$14.125
       Granted - 1993.................      85,000   $ 12.50-$19.25
       Cancelled - 1993...............     (16,000)  $ 10.50-$14.00
                                            ------

       Balance - December 31, 1993....     239,999   $ 10.50-$19.25       31,000
                                                                     ===========
       Granted and repriced -
         December 31, 1994............     371,497   $ 3.625-$10.50
       Cancelled - 1994...............    (222,999)  $ 3.625-$19.25
                                           -------

       Balance - December 31, 1994....     388,497   $3.625-$14.125       39,000
                                                                     ===========
       Granted - 1995.................     234,000   $ 1.50 -$3.625
       Cancelled - 1995...............    (171,250)  $ 3.625-$10.50
                                           -------

       Balance - December 31, 1995....     451,247   $1.50 -$14.125      140,033
                                           =======                   ===========

        The Company has not recorded a charge for financial reporting purposes for the issuance and repricing of the above stock options because the options were issued or repriced at exercise prices equal to or greater than the fair value of the Company's common stock or the difference between the exercise price and the fair value was immaterial.

(NOTE P) - Warrants:
- -------------------

         In connection with the public offering in October 1992 (Note A), the Company sold warrants to the underwriter for $100 to purchase up to 100,000 shares of common stock, exercisable for a period of four years beginning October 1, 1993 at $12.60 per share. On January 1, 1996, the Company issued warrants to its investment banker to purchase 100,000 shares of common stock at $3.625 per share. The Company did not record a charge for financial reporting purposes because the exercise price of the warrants were greater than the fair value of the Company's common stock.




(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(NOTE Q) - Quarterly Financial Data (Unaudited):
- -----------------------------------------------

                                           1st         2nd        3rd       4th
                                        ----------  ---------  ---------  --------
                                         (In Thousands, Except Per Share Amount)
1995:
   Net sales..........................    $ 4,414      $3,982    $6,181   $ 5,011
   Gross profit.......................      1,402       1,778     2,638       431
   Net income (loss)..................     (3,312)         48       239    (5,762)
   Net income (loss) per
     share............................     $ (.80)     $  .01   $   .06    $(1.39)


        The fourth quarter of 1995 included the following material adjustments:

          [1] Because the Company decided to sell its property in Hong Kong, the book value of the property was written down by approximately $577,000 in the first quarter of 1995 to reflect management's estimate of the net proceeds from the sale. In March 1996, the Company entered into a provisional sale agreement for the sale of this property. In the fourth quarter, the Company wrote down the value of the property by an additional $1,001,000 based on the selling price per the sales agreement. This transaction is expected to close by April 30, 1996.

          [2] The Company wrote off $976,000 of advertising credits received for inventories bartered based on the Company's revised advertising plans for the future.

          [3] Adjustments were made to the Company's estimates of (i) allowances required for returns, discounts and uncollectible accounts totaling approximately $250,000 and losses from accounts receivable and inventories and
(ii) mark downs and adjustments for inventories totaling approximately $500,000.



(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(Note Q) - Business Segments:
- ----------------------------

        Foreign operations and sales for the year ended December 31, 1995 are as follows:

                    United
                    States     Hong Kong*    Eliminations  Consolidated
                 ------------  ------------  ------------  ------------

Net sales....... $ 14,815,984  $  4,772,364                $ 19,588,348
                 ============  ============                ============

Operating (loss) $ (5,608,218) $   (457,978)               $ (6,066,196)
                 ============  ============
Interest expense                                               (357,562)
Interest income
  and dividends.                                                141,440
Write-down of
  investment in
  Hong Kong
  property......                                             (1,578,000)
Settlement of
  arbitration &
  related legal
  expenses......                                               (909,594)
Other expense...                                                (17,012)
                                                           ------------
(Loss) before
  income taxes .                                           $ (8,786,924)
                                                           ============
Identifiable
  assets at
  December 31,
  1995.......... $8,822,249    $4,031,835    $(1,272,169)  $ 11,581,915
                 ==========    ==========    ===========
Corporate assets                                                241,443
                                                           ------------

Total assets....                                           $ 11,823,358
                                                           ============


    * Hong Kong includes approximately $4,000,000 of net sales F.O.B. Hong Kong, which may have been shipped to customers in the United States and other destinations.

(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE Q) - Business Segments:  (continued)
- ----------------------------

           Foreign operations and sales for the year ended December 31, 1994 are as follows:

                          United
                          States        Hong Kong*     Eliminations     Consolidated
                        ------------  -------------  ---------------  -----------------

Net sales. . . .        $ 14,620,250  $ 9,254,786                          $ 23,875,036
                        ============  =============                   ==================

Operating (loss)
  income . . . .        $(15,570,333) $    80,984                          $(15,489,349)
                        ============  =============
Interest expense                                                               (284,652)
Interest income
and dividends.                                                                  467,379
Other expense. .                                                               (213,698)
                                                                      ------------------
(Loss) before
income taxes .                                                             $(15,520,320)
                                                                      ==================

Identifiable
assets at
December 31,
1994 . . . . .          $ 10,808,173  $ 6,159,388       $(611,539)         $ 16,356,022
                        ============  =============   ============    ==================
Corporate assets                                                              6,683,758
                                                                      ------------------

Total assets . .                                                           $ 23,039,780
                                                                      ==================

   * Hong Kong includes approximately $7,089,000 of net sales F.O.B. Hong Kong, which may have been shipped to customers in the United States and other destinations.



(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE Q) - Business Segments:  (continued)
- ----------------------------

        Foreign operations and sales for the year ended December 31, 1993 are as follows:

                    United
                    States        Hong Kong*      Eliminations    Consolidated
                 ------------    ------------     ------------    ------------
Net sales......  $ 25,959,000    $16,609,000                      $ 42,568,000
                 ============    ===========                      ============

Operating (loss)
  income.......  $ (4,029,000)   $ 2,728,000                      $ (1,301,000)
                 ============    ===========
Interest expense                                                       (34,000)
Interest income
  and dividends.                                                       363,000
Other expense...                                                        (8,000)
                                                                  ------------
(Loss) before
  income tax
  (benefit).....                                                  $   (980,000)
                                                                  ============
Identifiable
assets at
December 31,
1993...........  $ 19,826,000    $ 5,449,000      $(1,535,000)    $ 23,740,000
                 ============    ===========      ===========
Corporate assets                                                    13,257,000
                                                                  ------------

Total assets....                                                  $ 36,997,000
                                                                  ============

   * Hong Kong includes approximately $13,082,000 of net sales F.O.B. Hong Kong, which may have been shipped to customers in the United States and other destinations.


(continued)

                       JUST TOYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


II                                                                     SCHEDULE

                        JUST TOYS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


- ------------------------------------------------------------------------------------------------------------------------------------
    Column A                                                           Column B        Column C            Column D       Column E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Additions
                                                                                   ---------------
                                                                                    (1)         (2)
                                                                                               Charged to
                                                                     Balance at    Charged to    Other                   Balance at
                                                                     Beginning     Costs and    Accounts -   Deductions-  End of
                                                                      of Period     Expenses     Describe     Describe     Period
- ------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1995:
   Allowance for doubtful accounts.................................  $  152,000  $   28,218                 $   74,218  $  106,000
   Allowance for sales returns, discounts and
     allowances....................................................   1,055,000     784,469                    928,469     911,000
                                                                     ----------  ----------                -----------  ----------
          T o t a l................................................  $1,207,000  $  812,687                 $1,002,687  $1,017,000
                                                                     ==========  ==========                ===========  ==========

Year ended December 31, 1994:
   Allowance for doubtful accounts.................................  $  112,000  $  117,331                 $   77,331  $  152,000
   Allowance for sales returns, discounts and
     allowances....................................................     846,000   4,922,490     $286,023     4,999,513   1,055,000
                                                                     ----------  ----------   ----------   -----------  ----------
    T o t a l......................................................  $  958,000  $5,039,821     $286,023    $5,076,844  $1,207,000
                                                                     ==========  ==========   ==========   ===========  ==========

Year ended December 31, 1993:
   Allowance for doubtful accounts.................................  $   67,000  $  167,786                 $  122,786  $  112,000
   Allowance for sales returns, discounts and
     allowances....................................................     947,000   3,551,789                  3,652,789     846,000
                                                                     ----------  ----------                -----------  ----------
    T o t a l......................................................  $1,014,000  $3,719,575                 $3,775,575  $  958,000
                                                                     ==========  ==========                ===========  ==========


(1) Write off of uncollectibles and sales returns, discounts and allowances.

(2) Selling expense related to returned merchandise.

(continued)