Form 10-Q
period 1996-06-30
JUST TOYS INC
filed 1996-08-14
CIK 890639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

                                   FORM 10-Q

(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ___

                          COMMISSION FILE NO: 0-20612

                             ______________________

                                JUST TOYS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ______________________


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

- --------------------------------------------------------------------------------

                        JUST TOYS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----


PART I -  FINANCIAL INFORMATION                                             PAGE
                                                                            ----
 Item 1. FINANCIAL STATEMENTS:
         ---------------------
         Condensed Consolidated Balance Sheets - June 30, 1996
         and 1995 (unaudited) and December 31, 1995........................  1

         Condensed Consolidated Statements of Operations (unaudited)
         for the Three Months and Six Months Ended June 30, 1996 and 1995..  2

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the Six Months Ended June 30, 1996 and 1995...................  3

         Notes To Condensed Consolidated Financial
         Statements (unaudited)............................................  4


 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................  7
         ---------------------------------------------


PART II. OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS................................................. 12
         -----------------

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K ................................. 12
         --------------------------------


SIGNATURES    ............................................................  14

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        JUST TOYS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30,       JUNE 30,     DECEMBER 31,
                                                            1996           1995           1995
                                                        -------------  -------------  -------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash................................................  $    320,471   $  1,904,860   $    241,443
  Accounts receivable, net of allowances
    of $468,000, $796,000 and $1,017,000
    (Note B)..........................................       203,287      1,918,076      1,779,598
  Inventories (Note C)................................     4,361,309      3,529,626      3,270,206
  Prepaid and refundable income taxes.................        32,596        264,901        248,459
  Prepaid expenses and other current assets...........       600,330      2,013,226        646,422
                                                        ------------   ------------   ------------
     Total current assets.............................     5,517,993      9,630,689      6,186,128

Property and equipment, at cost, net of accumulated
  depreciation and amortization.......................     3,530,075      3,469,919      2,653,702
Property held for sale (Note F).......................           ---      3,908,840      2,907,340
Other assets..........................................       118,555        236,719         76,188
                                                        ------------   ------------   ------------
    TOTAL.............................................  $  9,166,623   $ 17,246,167   $ 11,823,358
                                                        ============   ============   ============

LIABILITIES
Current liabilities:
  Current portion of  long-term debt..................  $        ---   $    340,000   $    360,000
  Accounts payable....................................     1,463,585      1,637,657      1,925,467
  Due RGA Accessories, Inc............................           ---         42,089         45,242
  Accrued liabilities.................................     1,083,444      1,733,228      1,582,761
                                                        ------------   ------------   ------------
    Total current liabilities.........................     2,547,029      3,752,974      3,913,470
                                                        ------------   ------------   ------------

Long-term debt, less current portion..................           ---      2,066,000      1,886,000
Deferred income taxes.................................        15,971         15,971         15,971
Commitments and contingencies (Note E)................           ---            ---            ---
                                                        ------------   ------------   ------------
    TOTAL.............................................     2,563,000      5,834,945      5,815,441
                                                        ------------   ------------   ------------

STOCKHOLDERS' EQUITY
Stockholders' equity: (Note D)
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized:
  Series A Convertible Preferred Stock 150,000
    shares authorized, 120,000 shares issued and
    outstanding (liquidation value $240,000)..........       120,000             --        120,000
  Series B Convertible Preferred Stock, 650,000
    shares authorized, 538,243 shares issued and
    outstanding (liquidation value $1,951,131)........       538,243             --             --
  Common stock, $.01 par value, authorized
    15,000,000 shares; 4,150,000
    issued and outstanding............................        41,500         41,500         41,500
  Additional paid-in capital..........................    30,199,457     29,795,768     29,795,768
  Accumulated deficit.................................   (24,295,577)   (18,426,046)   (23,949,351)
                                                        ------------   ------------   ------------
    Total stockholders' equity........................     6,603,623     11,411,222      6,007,917
                                                        ------------   ------------   ------------
    TOTAL.............................................  $  9,166,623   $ 17,246,167   $ 11,823,358
                                                        ============   ============   ============

                The accompanying notes are an integral part of
                     these Condensed Financial Statements.

                       JUST TOYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------  ----------------------------
                                                      1996            1995           1996           1995
                                                  -------------  --------------  -------------  -------------
                                                           (UNAUDITED)                   (UNAUDITED)

Net sales.......................................     4,334,153      $3,981,865     $8,508,027   $  8,396,018
Cost of goods sold..............................     2,480,970       2,203,406      5,245,113      5,215,109
                                                    ----------      ----------     ----------   ------------
Gross profit....................................     1,853,183       1,778,459      3,262,914      3,180,909
                                                    ----------      ----------     ----------   ------------

Expenses:
    Merchandising, selling, warehousing
      and distribution..........................       510,957         241,866        952,470      1,883,369
    Royalties...................................       120,041          34,202        276,038        633,391
    General and administrative..................     1,201,687       1,168,457      2,463,304      3,313,423
                                                    ----------      ----------     ----------   ------------
Total...........................................     1,832,685       1,754,525      3,691,812      5,830,183
                                                    ----------      ----------     ----------   ------------
Operating income (loss).........................        20,498          23,934      ( 428,898)    (2,649,274)
Interest and dividend income....................           ---          50,722          3,242        100,477
Interest expense................................       (50,981)         (2,588)      (172,433)       (66,786)
Write down of investment in Hong Kong property..           ---             ---            ---       (576,500)
Other income (loss).............................       179,468         (23,634)       251,863        (71,536)
                                                    ----------      ----------     ----------         ------
Net income (loss)...............................    $  148,985      $   48,434     $ (346,226)  $ (3,263,619)
                                                    ==========      ==========     ==========   ============
Per share data:
Net income (loss) per share ....................         $0.04           $0.01         $(0.08)        $(0.79)
                                                         =====           =====         =======        =======
Weighted average common shares outstanding......     4,150,000       4,150,000       4,150,000      4,150,000
                                                    ==========       =========       =========      =========

                The accompanying notes are an integral part of
                     these Condensed Financial Statements.

                                    Page-2-

                        JUST TOYS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------
                                                                            1996            1995
                                                                            ----            ----
                                                                                      (UNAUDITED)

Cash flows from operating activities:
   Net loss.............................................................  $  (346,226)  $(3,263,619)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
       Depreciation and amortization....................................      171,672       672,219
       Gain on sale of property.........................................     (118,707)          ---
       Provision for resizing and restructuring.........................           --       303,160
       Write down in investment in Hong Kong property...................           --       576,500
       Realized and unrealized gain on marketable securities............           --       (81,211)
       Changes in operating assets and liabilities (net of the effects of the acquisition of Celt Specialty Partners, Inc. in 1995 and Table Toys, Inc. in 1996):
         (Increase) decrease in:
                  Accounts receivable...................................    1,576,311       376,277
                  Inventories...........................................     (291,103)      762,406
                  Prepaid and refundable taxes..........................      215,863      (217,341)
                  Prepaid expenses and other current assets.............     (123,124)     (199,102)
                  Other assets..........................................      (42,367)     (169,348)
         Increase (decrease) in:
                  Accounts payable......................................     (461,882)     (651,177)
                  Due RGA Accessories, Inc..............................      (45,242)      (72,844)
                  Accrued liabilities...................................     (674,317)   (1,560,922)
                  Income taxes payable..................................           --      (473,422)
                                                                          -----------   -----------
    Net cash (used in) operating activities.............................     (139,122)   (3,998,424)
                                                                          -----------   -----------
Cash flows from investing activities:
   Cash received from sale of property (Note F).........................    3,026,047            --
   Purchase of assets of  Table Toys (Note G)...........................     (391,291)           --
   Acquisition of property and equipment................................     (170,606)     (705,685)
   Purchase of marketable securities....................................           --    (2,873,589)
   Redemption of marketable securities..................................           --     7,470,252
                                                                          -----------   -----------
              Net cash provided by investing activities.................    2,464,150     3,890,978
                                                                          -----------   -----------
Cash flows from financing activities:
   Payments of long-term debt...........................................   (2,246,000)     (156,000)
                                                                          -----------   -----------
              Net cash (used in) financing activities...................   (2,246,000)     (156,000)
                                                                          -----------   -----------

Net increase (decrease) in cash.........................................       79,028      (263,446)

Cash-beginning of period................................................      241,443     2,168,306
                                                                          -----------   -----------

Cash-end of period......................................................  $   320,471   $ 1,904,860
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

                                    Page-3-

                        JUST TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A - Basis of Presentation and Summary of Significant Accounting Policies

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. On April 23, 1995, the Company purchased the remaining 50% joint interest in Celt Specialty Partners, Inc. ("Partners") which was organized on June 7, 1994. The accounts of Partners are consolidated with the Company from January 1, 1995 because of the Company's direct and indirect degree of control. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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


Note B - Accounts Receivable

Accounts receivable and amounts due from factor consist of the following:

                                                    June 30,     June 30,    December 31,
                                                      1996         1995          1995
                                                  ------------  -----------  -------------
                                                          (Unaudited)

Accounts Receivable - factor....................  $ 2,803,682                 $ 3,206,600
Borrowings from factor..........................   (3,009,567)                   (881,024)
                                                  -----------                 -----------
Net due to/from factor..........................     (205,885)                  2,325,576
Accounts receivable - trade.....................      877,172   $2,714,076        471,022
                                                  -----------   ----------    -----------
   Total accounts receivable....................      671,287    2,714,076      2,796,598
Less: Accounts receivable allowances............     (468,000)    (796,000)    (1,017,000)
                                                  -----------   ----------    -----------
   Total accounts receivable net of allowances..  $   203,287   $1,918,076    $ 1,779,598
                                                  ===========   ==========    ===========


                                    Page-4-

Note C - Inventories

    The inventories consist of the following:

                                              June 30,         June 30,       December 31,
                                               1996             1995             1995
                                           ------------      -------------   -------------
                                                   (Unaudited)
Finished goods..........................  $3,013,189          $  2,425,589     $2,178,278

Material components and supplies........   1,348,120             1,104,037      1,091,928
                                          ----------          ------------     ----------
Total...................................  $4,361,309          $  3,529,626     $3,270,206
                                          ==========          ============     ==========


Note D - Stockholders' Equity

Stockholders' equity consists of the  following:

                                                                         Additional Paid-in      Accumulated
                                          Preferred Stock  Common Stock       Capital              Deficit          Total
                                          ---------------  ------------  ------------------   ---------------       -----
Balance December 31, 1995                   $120,000       $41,500         $29,795,768          $(23,949,351)    $6,007,917
538,243 Shares of Convertible Preferred
 Stock issued in connection with             538,243                           403,689                              941,932
 acquisition (See Note G)

Net loss (unaudited)                                                                                (346,226)      (346,226)
                                            --------       -------         -----------          ------------     -----------
Balance June 30, 1996
(unaudited)                                 $658,243       $41,500         $30,199,457          $(24,295,572)    $6,603,623
                                            ========       =======         ===========          ============     ==========

Note E - Commitments and Contingencies

   Litigation

   On July 31, 1996, the United States District Court for the Northern District of California granted summary judgment in favor of the Company and the other defendants in the lawsuit commenced in April 1995 by OddzOn Products, Inc. In that lawsuit, OddzOn Products, Inc. alleged that the Company's Micro Ultra Pass(R) and Ultra Pass(R) infringed a design patent allegedly owned by the plaintiff and constituted trade dress infringement and unfair competition. The Court's decision held that the Company's products do not infringe in any way on the plaintiff's rights. The time for OddzOn Products, Inc. to file an appeal from the decision has not yet expired.

   On June 21, 1996, the Company commenced an action against CFB Venture Fund II, L.P. ("CFB") and Stephen Broun which is currently pending in the United States District Court for the Southern District of New York. This action arises out of negotiations regarding the possible acquisition by the Company of certain assets of BRIK, Inc. ("Brik") and seeks a declaratory judgment to the effect that the Company did not breach any agreement with CFB. On July 19, 1996, the defendants answered and interposed four counterclaims against the Company seeking

                                    Page-5-
damages against the Company in an amount of at least $600,000 and punitive damages in an amount three times thereof. The defendants claim that the Company and CFB had reached an enforceable agreement pursuant to which the Company would purchase certain assets of Brik from CFB, a secured creditor of Brik. The Company does not believe that any such agreement ever existed and, if any such contract is determined by a court to have existed, the Company believes that it was fraudulently induced by the defendants to enter into such agreement. The Company intends to pursue this action and to contest the counterclaims vigorously. However, the outcome of this action cannot be predicted and an adverse judgment could have an adverse effect on the Company.

Note F - Property Held for Sale

     Because the Company decided to sell its property in Hong Kong, the book value of the property was written down by approximately $577,000 in the first quarter of 1995 to reflect management's estimate of the net proceeds from the sale. In March 1996, the Company entered into a provisional sale agreement for the sale of this property. In the fourth quarter of 1995, the Company wrote down the value of the property by an additional $1,001,000 based on the provisional sales agreement. The transaction closed on April 30, 1996 and because the final selling price was marginally higher than expected and selling expenses were less than expected, a gain of $119,000 was recognized in the second quarter.

Note G - Acquisition

   On January 22, 1996, the Company entered into an agreement to purchase certain assets of Table Toys, Inc. ("Table Toys"). Because Table Toys had filed a petition under Chapter 11 of the Federal Bankruptcy laws, the acquisition was subject to approval by the Bankruptcy Court. The acquisition was approved on May 9, 1996 and closed on June 27, 1996.

   The Company accounted for this acquisition under the purchase method of accounting and has preliminarily allocated the purchase price as follows:

          Assets acquired:

          Inventory                      $  800,000
          Property and equipment            877,439
                                         ----------
                                         $1,677,439
                                         ==========


     The acquisition of the above assets were financed as follows:


          Cash Paid                      $  391,291
          Convertible preferred stock       941,932
          Other liabilities incurred        344,216
                                         ----------
                                         $1,677,439
                                         ==========

     The consideration paid for the assets acquired included 538,243 shares of Series B Convertible Preferred Stock with a liquidation value of $3.625 per share. Such shares were valued at $1.75 per share. Other liabilities incurred include $169,216 of expenses incurred in connection with the acquisition that were included in prepaid expenses and other current assets as of December 31, 1995.

                                    Page-6-

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
          ----------------------------------------------

RECENT DEVELOPMENTS

     On June 27, 1996, the Company acquired certain of the assets of Table Toys, Inc. ("Table Toys"), including the inventory, trademarks and other intellectual property and molds, tools and dies of Table Toys. The purchase price for the assets acquired was a combination of $391,291 in cash, 538,243 shares of the Company's Series B Convertible Redeemable Preferred Stock, $1.00 par value per share, and warrants to purchase in the aggregate 60,000 shares of the Company's common stock, par value $.01 per share.

     Table Toys was engaged in the business of designing, manufacturing, marketing and distributing play tables with interlocking surfaces compatible with most brands of toy construction blocks and a line of toy construction blocks. The asset purchase agreement (the "Asset Purchase Agreement") between the Company and Table Toys was executed on January 22, 1996. The Asset Purchase Agreement contemplated the filing by Table Toys of a petition under Chapter 11 of the Federal bankruptcy Code (the "Petition"). Table Toys filed the Petition on January 26, 1996. The sale of the specified assets to the Company was approved by the Bankruptcy Court on May 9, 1996.

     Negotiations between the Company and BRIK, Inc. ("Brik") for the possible acquisition by the Company of certain of the assets of Brik from CFB Venture Fund II, L.P. as a secured creditor of Brik have terminated. See Part II, Item 1, Legal Proceedings.

     On April 30, 1996, the Company completed the sale of its Hong Kong real property. On April 15, 1996, the Company leased approximately 3,400 square feet of office space for a term expiring in April 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Net sales for the three months ended June 30, 1996 increased 8.8% to $4,334,000 from $3,982,000 in the comparable period in 1995. Net sales of the Company's Sports Toys increased 36.0% to $2,193,000 from $1,612,000 in the comparable period in 1995. This increase was partially offset by a decrease in the Toys Category of 19.2% from $2,518,000 in 1995 to $2,111,000 in the same period of 1996. Sales credits in the three month period ended June 30, 1996 (in the form of returns, advertising and other allowances and concessions to retailers) were 3.9% of net sales as compared to 3.0% of net sales in the comparable 1995 period. The higher rate used for the three months ended June 30, 1996 more accurately reflects anticipated annual results.

     Gross profit increased 4.2% to $1,853,000 from $1,778,000 in the comparable period in 1995. Gross profit as a percentage of net sales was 42.8% compared to 44.7% for the three months ended June 30, 1995. This decrease resulted primarily from higher sales credits and a change in the sales mix in the 1996 period as compared to the same period in 1995.

     Merchandising, selling, warehousing and distribution expenses increased 111.2% to $511,000 as compared to $242,000 in the comparable 1995 period. The sharp increase is a result of negotiated settlements of outstanding payables at less than full invoice amount during the three months ended June 30, 1995. The results for the three

                                    Page-7-
months ended June 30, 1996 are more representative of the Company's operating costs. As a percentage of net sales, merchandising, selling, warehousing and distribution expenses increased to 11.8% from 6.1% in the comparable period in 1995.

     Royalties decreased 65.1% to $120,000 from $344,000 in the three months ended June 30, 1995. The decrease reflects the change in the Company's product mix away from character licensed products which carry higher royalty rates than branded products and products obtained from third party inventors. Additionally during the quarter ended June 30, 1996 a reduction to estimated expense was made of approximately $87,000. This adjustment was made to more accurately reflect current estimates of royalty expense. As a result, royalties, as a percentage of net sales, decreased to 2.8% from 8.6% in the 1995 period.

     General and administrative expenses increased 2.8% to $1,202,000 from $1,168,000 in the comparable period in 1995. The quarter ended June 30, 1995 included credits to certain expenses due to the negotiated settlements of outstanding payables at less than full invoice amount. The increase was partially offset by a reduction in depreciation and amortization and fees for RGA's services for the period. As a percentage of net sales, general and administrative expenses decreased to 27.7% from 29.3% due to the increase in net sales partially offset by increased general and administrative expenses.

     Operating income decreased to $20,000 from $24,000 in the comparable period in 1995.

     Interest expense increased $48,000 for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 due to the Company having drawn advances under its factor arrangement.

     Other income was $179,000 in the quarter ended June 30, 1996 compared to other loss of $24,000 for the comparable period in 1995. The quarter ended June 30, 1996 included approximately $119,000 of income from the sale of the Company's Hong Kong property. The transaction closed on April 30, 1996 and because the final selling price was marginally higher than expected and selling expenses were less than expected, income of $119,000 was recognized in the second quarter.

     Net income was $149,000 for the quarter ended June 30, 1996 compared to $48,000 for the comparable period in 1995. Excluding the $119,000 of income from the sale of the Hong Kong property, net income for the three months ended June 30, 1996 would have been $30,000 or $18,000 below the comparable period in 1995. Net income per common share increased to $0.04 from $0.01 on 4,150,000 weighted average shares outstanding on the three months ended June 30, 1996 and 1995, respectively.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Net sales for the six months ended June 30, 1996 increased 1.3% to $8,508,000 from $8,396,000 in the comparable period in 1995. Net sales of the Company's Sports Toys increased 20.3% to $5,160,000 from $4,289,000 in the comparable period in 1995. This increase was partially offset by a decrease in the Toys Category of 24.4% from $4,625,000 in the first six months of 1995 to $3,498,000 in the same period of 1996. Sales credits in the six month period ended June 30, 1996 (in the form of returns, advertising and other allowances and concessions to retailers) were 4.2% of net sales as compared to 6.2% of net sales in the comparable 1995 period.

                                    Page-8-

     Gross profit increased 2.6% to $3,263,000 from $3,181,000 in the comparable period in 1995. Gross profit as a percentage of net sales was 38.4% compared to 37.9% for the six months ended June 30, 1995. This increase resulted primarily from lower sales credits in the 1996 period as compared to the same period in 1995.

     Merchandising, selling, warehousing and distribution expenses decreased 49.4% to $952,000 as compared to $1,883,000 in the comparable 1995 period. The sharp decrease is a result of the cost reduction program initiated in the second quarter of 1995 as well as unusually high expenditures incurred in the first quarter of 1995. The cost reduction measures reduced costs associated with product development and design, samples, advertising, communication, costs associated with the recall of one of the Company's products and warehousing and distribution expenses. As a percentage of net sales, merchandising, selling, warehousing and distribution expenses decreased to 11.2% from 22.4% in the comparable period in 1995.

     Royalties decreased 56.4% to $276,000 from $633,000 in the six months ended June 30, 1995. The decrease reflects the change in the Company's product mix away from character licensed products which carry higher royalty rates than branded products and products obtained from third party inventors. As a result, royalties, as a percentage of net sales, decreased to 3.2% from 7.5% in the 1995 period. Additionally during the six months ended June 30, 1996 a reduction to estimated expense was made of approximately $87,000. This adjustment was made to more accurately reflect current estimates of royalty expense.

     General and administrative expenses decreased 25.7% to $2,463,000 from $3,313,000 in the comparable period in 1995 due to the net effects of the Company's cost reduction program which resulted in a decrease in the number of personnel, decreased depreciation and amortization and a decrease in fees for RGA's services for the period. As a percentage of net sales, general and administrative expenses decreased to 28.9% from 39.5% due to the net decline in general and administrative expenses.

     Operating loss decreased to $429,000 from $2,649,000 in the comparable period in 1995.

     The Company earned interest and dividend income of $3,000 as compared to $100,000 in the comparable period in 1995. The decrease in interest and dividend income is a result of the Company having redeemed marketable securities during 1995 to fund its losses. Interest expense increased to $172,000 as compared to $67,000 in the comparable period in 1995. This increase was due primarily to the Company having drawn advances under its factoring arrangement.

     Because the Company decided to sell its property in Hong Kong, the book value of the property was written down by approximately $577,000 in the first half of 1995 to reflect management's estimate of the net proceeds from the sale.

     Other income was $252,000 in the six months ended June 30, 1996 compared to a loss of $72,000 in the comparable period in 1995. The six months ended June 30, 1996 included approximately $119,000 of income from the sale of the Company's Hong Kong property, a result of the proceeds from the sale being marginally higher than initially anticipated and previously estimated expenses being lower.

     Net loss was $346,000 as compared to a net loss of $3,264,000 in the comparable period in 1995. The net loss for the six months ended June 30, 1995 included approximately $303,000

                                    Page-9-
of expenses associated with the resizing and restructuring of the Company that took place during that period. Net loss per common share decreased to $0.08 from $0.79 on 4,150,000 weighted average shares outstanding in the six months ended June 30, 1996 and 1995, respectively.

OTHER INFORMATION

     The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment. This distorts the comparisons of unshipped orders at any given date. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. The Company's unshipped orders were approximately $3,911,000 at June 30, 1996 compared to approximately $2,862,000 at June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at June 30, 1996 was $2,971,000 as compared to $5,878,000 at June 30, 1995.

     Cash provided by investing activities was $2,464,000 in the period ended June 30, 1996, which was attributable to the sale of the Company's Hong Kong property, partially offset by an investment in equipment, molds and tooling for new products. In the comparable period in 1995, cash provided by investing activities was $3,891,000, consisting primarily of a net redemption of marketable securities, partially offset by an investment in equipment, molds and tooling for new products. Included in the net cash used in operating activities for the 1996 period was $800,000 of inventory acquired as part of the assets of Table Toys, Inc.

     Cash used in financing activities was $2,246,000 in the first six months of 1996 and $156,000 in the comparable period in 1995. Cash from financing activities was used to repay the principal portion of the mortgage on the Company's facility in Hong Kong.

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

                                    Page-10-

SEASONALITY

     The toy industry is typically seasonal in nature due to the heavy demand for toy products during the Christmas season, with the majority of orders being placed during the first two-thirds of the year for shipment during the third and fourth quarters, and with the majority of collections from such sales being received in the fourth quarter.

                                    Page-11-

                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          On July 31, 1996, the United States District Court for the Northern District of California granted summary judgment in favor of the Company and the other defendants in the lawsuit commenced in April 1995 by OddzOn Products, Inc. In that lawsuit, OddzOn Products, Inc. alleged that the Company's Micro Ultra Pass(R) and Ultra Pass(R) infringed a design patent allegedly owned by the plaintiff and constituted trade dress infringement and unfair competition. The Court's decision held that the Company's products do not infringe in any way on the plaintiff's rights. The time for OddzOn Products, Inc. to file an appeal from the decision has not yet expired.

   On June 21, 1996, the Company commenced an action against CFB Venture Fund II, L.P. ("CFB") and Stephen Broun which is currently pending in the United States District Court for the Southern District of New York. This action arises out of negotiations regarding the possible acquisition by the Company of certain assets of BRIK, Inc. ("Brik") and seeks a declaratory judgment to the effect that the Company did not breach any agreement with CFB. On July 19, 1996, the defendants answered and interposed four counterclaims against the Company seeking damages against the Company in an amount of at least $600,000 and punitive damages in an amount three times thereof. The defendants claim that the Company and CFB had reached an enforceable agreement pursuant to which the Company would purchase certain assets of Brik from CFB, a secured creditor of Brik. The Company does not believe that any such agreement ever existed and, if any such contract is determined by a court to have existed, the Company believes that it was fraudulently induced by the defendants to enter into such agreement. The Company intends to pursue this action and to contest the counterclaims vigorously. However, the outcome of this action cannot be predicted and an adverse judgment could have an adverse effect on the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits:

   2.1 Asset Purchase Agreement dated January 22, 1996 between the Company and Table Toys, Inc. (the "Asset Purchase Agreement"), incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 10, 1996 (the "July 1996 Form 8-K").

   2.2 Amendment dated April 12, 1996 to the Asset Purchase Agreement, incorporated by reference to Exhibit 2.2 to the July 1996 Form 8-K.

   2.3 Second Amendment dated April 15, 1996 to the Asset Purchase Agreement, incorporated by reference to Exhibit 2.3 to the July 1996 Form 8-K.

   3.1 Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-50878) (the "Form S-1").

   3.2 Certificate of Designations, Preferences and Rights of the Series A Preferred

                                    Page-12-

          Stock incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10Q filed on November 7, 1995.

   3.3 Certificate of Designation, Preferences and Rights of the Series B Convertible Redeemable Preferred Stock, incorporated by reference to
          Exhibit 3.2 to the July 1996 Form 8-K.

   3.4    By-laws, incorporated by reference to Exhibit 3.3 to the Form S-1.

   4.1 Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (included in Exhibit 3.2 hereof).

   4.2 Certificate of Designation, Preferences and Rights of the Series B Preferred Stock (included in Exhibit 3.3 hereof).

   4.3 Form of Warrant, dated June 26, 1995, issued to various parties in respect of the aggregate of 60,000 shares of the Company's common stock, incorporated by reference to Exhibit 4.2 to the July 1995 Form 8-k.

   *27    Financial Data Schedule

________________________________________
   *  Filed herewith


   (b)    Reports on Form 8-K:

          During the second quarter ended June 30, 1996, the Company filed one report on Form 8-K with respect to Item 2--Acquisition or Disposition of Assets with the Securities and Exchange Commission on July 10, 1996.

                                    Page-13-

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1996


                                JUST TOYS, INC.
                                a Delaware Corporation



                                By:   /s/ Morton J. Levy
                                    ------------------------------------------
                                     Morton J. Levy
                                     Chief Executive Officer



                                By:   /s/ Michael J. Vastola
                                    -------------------------------------------
                                     Michael J. Vastola
                                     Chief Financial Officer

                                    Page-14-