Form 10-Q
period 1996-09-30
JUST TOYS INC
filed 1996-11-13
CIK 890639

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

         THE AGGREGATE NUMBER OF THE REGISTRANT'S SHARES OUTSTANDING ON NOVEMBER 8, 1996 WAS 4,150,000 SHARES OF COMMON STOCK, $.01 PAR VALUE

--------------------------------------------------------------------------------

                        JUST TOYS, INC. AND SUBSIDIARIES

                                      INDEX

PART I -  FINANCIAL INFORMATION                                                      PAGE
   Item 1.   FINANCIAL STATEMENTS:

             Condensed Consolidated Balance Sheets - September 30, 1996
             and 1995 (unaudited) and December 31, 1995............................... 1

             Condensed Consolidated Statements of Operations (unaudited)
             for the Three Months and Nine Months Ended September 30, 1996 and 1995... 2

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for the Nine Months Ended September 30, 1996 and 1995.................... 3

             Notes To Condensed Consolidated Financial
             Statements (unaudited)................................................... 4

   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................ 7

PART II.     OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS........................................................11

Item 2.      CHANGES IN SECURITIES....................................................11

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................11

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.........................................12

SIGNATURES............................................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        JUST TOYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,             DECEMBER 31, 1995
                                            --------------------------------     -----------------
                                                1996                 1995
                                            -----------           ---------
                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash................................      $   184,452         $   739,888         $   241,443
  Accounts receivable, net of allowances
    of $827,000, $1,037,000 and $1,017,000
    (Note B)..........................          293,968           3,346,579           1,779,598
  Inventories (Note C)................        4,731,613           3,126,277           3,270,206
  Prepaid and refundable income taxes.           46,269             224,774             248,459
  Prepaid expenses and other current assets.  1,126,557           2,153,925             646,422
                                            -----------         -----------         -----------
     Total current assets.............        6,382,859           9,591,443           6,186,128

Property and equipment, at cost, net
  of accumulated depreciation and
  amortization........................        3,452,570           3,404,539           2,653,702
Property held for sale (Note F).......         ---                3,908,840           2,907,340
Other assets..........................          120,555              96,009              76,188
                                            -----------         -----------         -----------
    TOTAL.............................       $9,955,984         $17,000,831         $11,823,358
                                            ===========         ===========         ===========

LIABILITIES
Current liabilities:
  Current portion of  long-term debt..     $    --            $     352,000       $     360,000
  Accounts payable....................        1,309,233           1,208,793           1,925,467
  Due RGA Accessories, Inc. ..........          ---                 131,558              45,242
  Accrued liabilities.................        1,493,684           1,666,495           1,582,761
                                            -----------         -----------         -----------
    Total current liabilities.........        2,802,917           3,358,846           3,913,470
                                            -----------         -----------         -----------

Long-term debt, less current portion..          ---               1,976,000           1,886,000
Deferred income taxes.................           15,971              15,971              15,971
Commitments and contingencies (Note E)
  Series B Convertible Redeemable Preferred
    Stock, 650,000 shares authorized,
    538,243 shares issued and outstanding
    (liquidation value $1,951,131)
    (Note 6)...........................         941,932               --                   --

STOCKHOLDERS' EQUITY
Stockholders' equity: (Note D)
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized:
    Series A Convertible Redeemable
      Preferred Stock
      150,000 shares authorized, 120,000
      shares issued and outstanding
      (liquidation value $240,000) ...          120,000               --                120,000
  Common stock, $.01 par value, authorized
    15,000,000 shares; 4,150,000
    issued and outstanding............           41,500              41,500              41,500
  Additional paid-in capital..........       29,795,768          29,795,768          29,795,768
  Accumulated deficit.................      (23,762,104)        (18,187,254)        (23,949,351)
                                            -----------         -----------         -----------
    Total stockholders' equity........        6,195,164          11,650,014           6,007,917
                                            -----------         -----------         -----------
    TOTAL.............................       $9,955,984         $17,000,831         $11,823,358
                                            ===========         ===========         ===========

                 The accompanying notes are an integral part of
                      these Condensed Financial Statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                             --------------------            ------------------
                                                            1996             1995           1996            1995
                                                            ----             ----           ----            ----
                                                                (UNAUDITED)                      (UNAUDITED)
Net sales ...........................................   $  6,871,877    $  6,181,604    $ 15,379,904    $ 14,577,622
Cost of goods sold ..................................      3,936,388       3,543,178       9,181,501       8,758,287
                                                        ------------    ------------    ------------    ------------
Gross profit ........................................      2,935,489       2,638,426       6,198,403       5,819,335
                                                        ------------    ------------    ------------    ------------

Expenses:
    Merchandising, selling, warehousing
      and distribution ..............................        636,833         586,050       1,589,303       2,469,419
    Royalties .......................................        242,589         482,038         518,627       1,115,429
    General and administrative ......................      1,358,961       1,265,916       3,822,265       4,579,339
                                                        ------------    ------------    ------------    ------------
               Total ................................      2,238,383       2,334,004       5,930,195       8,164,187
                                                        ------------    ------------    ------------    ------------
Operating income (loss) .............................        697,106         304,422         268,208      (2,344,852)
Interest and dividend income ........................           --            18,278           3,242         118,755
Interest expense ....................................       (120,968)        (71,101)       (293,401)       (137,887)
Write down of investment in Hong Kong property ......           --              --              --          (576,500)
Other income (expense) ..............................        (42,665)        (12,807)        209,198         (84,343)
                                                        ------------    ------------    ------------    ------------
Net income (loss) ...................................   $    533,473    $    238,792    $    187,247    $ (3,024,827)
                                                        ============    ============    ============    ============
Per share data:
Net income (loss) per share .........................          $0.13           $0.06           $0.05          $(0.73)
                                                        ============    ============    ============    ============
Weighted average common shares outstanding ..........      4,150,000       4.150,000       4,150,000       4,150,000
                                                        ============    ============    ============    ============




                 The accompanying notes are an integral part of
                      these Condensed Financial Statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                         1996                    1995
                                                                                         ----                    ----
                                                                                                  (UNAUDITED)
Cash flows from operating activities:
   Net income (loss) .................................................              $   187,247              $(3,024,827)
   Adjustments to reconcile net loss to
    net cash (used in) operating activities:
       Depreciation and amortization .................................                  253,747                  950,306
       Gain on sale of property ......................................                 (118,707)                    --
       Provision for resizing and restructuring ......................                     --                    303,160
       Write down in investment in Hong Kong property. ...............                     --                    576,500
       Realized and unrealized gain on marketable securities .........                     --                    (81,211)
       Changes in operating assets and liabilities (net of
        the effects of the acquisition of Celt Specialty
         Partners, Inc. in 1995  and Table Toys, Inc. in 1996):
         (Increase) decrease in:
             Accounts receivable .....................................                1,485,630               (1,052,226)
             Inventories .............................................                 (661,407)               1,165,755
             Prepaid and refundable taxes ............................                  202,190                 (158,975)
             Prepaid expenses and other current assets ...............                 (649,351)                (358,040)
             Other assets ............................................                  (44,367)                 (28,638)
         Increase (decrease) in:
             Accounts payable ........................................                 (616,234)              (1,080,041)
             Due RGA Accessories, Inc. ...............................                  (45,242)                  16,625
             Accrued liabilities .....................................                 (264,077)              (1,627,655)
             Income taxes payable ....................................                     --                   (473,422)
                                                                                    -----------              -----------
    Net cash (used in) operating activities ..........................                 (270,571)              (4,872,689)
                                                                                    -----------              -----------

Cash flows from investing activities:
   Cash received from sale of property (Note F) ......................                3,026,047                     --
   Purchase of assets of  Table Toys (Note G) ........................                 (391,291)                    --
    Acquisition of property and equipment ............................                 (175,176)                (918,392)
   Purchase of marketable securities .................................                     --                 (2,873,589)
   Redemption of marketable securities ...............................                     --                  7,470,252
                                                                                    -----------              -----------
              Net cash provided by investing activities ..............                2,459,580                3,678,271
                                                                                    -----------              -----------

Cash flows from financing activities:
   Payments of long-term debt ........................................               (2,246,000)                (234,000)
                                                                                    -----------              -----------
              Net cash (used in) financing activities ................               (2,246,000)                (234,000)
                                                                                    -----------              -----------

Net increase (decrease) in cash ......................................                  (56,991)              (1,428,418)

Cash-beginning of period .............................................                  241,443                2,168,306
                                                                                    -----------              -----------

Cash-end of period ...................................................              $   184,452              $   739,888
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

       (2) Reclassifications

       Certain previously reported amounts have been reclassified to conform to the 1996 presentation and that of the Form 10-K for the year ended December 31, 1995.

Note B - Accounts Receivable

Accounts receivable and amounts due from factor consist of the following:

                                                                       September 30,     September 30,        December 31,
                                                                           1996              1995                 1995
                                                                       ------------      ------------        -------------
                                                                                 (Unaudited)
Accounts Receivable - factor .................................        $ 3,260,897                             $ 3,206,600
Borrowings from factor .......................................         (3,283,638)                               (881,024)
                                                                      -----------                             -----------
Net due to/from factor .......................................            (22,741)                              2,325,576
Accounts receivable - trade ..................................          1,143,939         $ 4,383,579             471,022
                                                                      -----------         -----------         -----------
   Total accounts receivable .................................          1,121,198           4,383,579           2,796,598
Less: Accounts receivable allowances .........................           (827,230)         (1,037,000)         (1,017,000)
                                                                      -----------         -----------          ----------
   Total accounts receivable net of allowances ...............        $   293,968          $3,346,579          $1,779,598
                                                                      ===========          ==========          ==========

Note C - Inventories

       The inventories consist of the following:

                                              September 30,  September 30,      December 31,
                                                  1996           1995             1995
                                              ------------   ------------      -----------
                                                    (Unaudited)

Finished goods .............................   $2,891,530     $2,170,679      $2,178,278

Material components and supplies ...........    1,840,083        955,598       1,091,928
                                               ----------     ----------       ---------
Total          .............................   $4,731,613     $3,126,277      $3,270,206
                                               ==========     ==========       =========

Note D - Stockholders' Equity

Stockholders' equity consists of the following:



                                                                                  Additional
                                                 Series A          Common           Paid-in          Accumulated
                                                   Stock            Stock           Capital             Deficit             Total
                                                   -----            -----           -------             -------             -----
Balance December 31, 1995                       $  120,000       $   41,500       $29,795,768       $(23,949,351)         $6,007,917

Net income (unaudited)                                                                                   187,247             187,247
                                                   -------       ----------       -----------       ------------        ------------
Balance September 30, 1996
(unaudited)
                                                $  120,000       $   41,500      $ 29,795,768       $(23,762,104)         $6,195,164
                                                ==========       ==========      ============       ============          ==========

Note E - Commitments and Contingencies

      Litigation

               On July 31, 1996, the United States District Court for the Northern District of California granted summary judgment in favor of the Company and the other defendants in the lawsuit commenced in April 1995 by OddzOn Products, Inc. In that lawsuit, OddzOn Products, Inc. alleged that the Company's Micro Ultra Pass'r' and Ultra Pass'r' infringed a design patent allegedly owned by the plaintiff and constituted trade dress infringement and unfair competition. The Court's decision held that the Company's products do not infringe in any way on the plaintiff's rights. OddzOn Products, Inc. has appealed that decision.

      On June 21, 1996, the Company commenced an action against CFB Venture Fund II, L.P. ("CFB") and Stephen Broun which is currently pending in the United States District Court for the Southern District of New York. This action arises out of negotiations regarding the possible acquisition by the Company of certain assets of BRIK, Inc. ("Brik") and seeks a declaratory judgment to the effect that the Company did not breach any agreement with CFB. On July 19, 1996, the defendants answered and interposed pleaded four counterclaim against the Company seeking damages against the Company in an amount of at least $600,000 and punitive damages in an amount three times thereof. The defendants claim that the Company and CFB had reached an enforceable agreement pursuant to which the Company would purchase certain assets of Brik from CFB, a secured creditor of Brik. The Company does not believe that any such agreement ever existed and, if any such contract is determined by a court to have existed, the Company believes that it was fraudulently induced by the defendants to enter into such agreement. The Company intends to pursue this action and to contest the counterclaims vigorously. However, the outcome of this action cannot be predicted and an adverse judgment could have a material adverse effect on the Company.

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

Note G - Acquisition

      On January 22, 1996, the Company entered into an agreement to purchase certain assets of Table Toys, Inc. ("Table Toys"). Because Table Toys had filed a petition under Chapter 11 of the Federal Bankruptcy laws, the acquisition was subject to approval by the Bankruptcy Court. The acquisition was approved on May 9, 1996 and closed on June 28, 1996.

      The Company accounted for this acquisition under the purchase method of accounting and has preliminarily allocated the purchase price as follows:

               Assets acquired:

               Inventory                                       $  800,000
               Property and equipment                             877,439
                                                               ----------
                                                               $1,677,439
                                                               ==========

        The acquisition of the above assets was financed as follows:

               Cash Paid                                       $  391,291
               Series B Convertible Redeemable Preferred Stock    941,932
               Other liabilities incurred                         344,216
                                                               ----------
                                                               $1,677,439

        The consideration paid for the assets acquired included 538,243 shares of Series B Convertible Redeemable Preferred Stock with a liquidation value of $3.625 per share. Such shares were valued at approximately $1.75 per share. The Company also issued warrants to purchase an aggregate of 60,000 shares of the Company's Common Stock at $3.625 per share. Other liabilities incurred include $169,216 of expenses incurred in connection with the acquisition that were included in prepaid expenses and other current assets as of December 31, 1995.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

        Net sales for the three months ended September 30, 1996 increased 11.2% to $6,872,000 from $6,182,000 in the comparable period in 1995. Net sales of the Company's Sports Toys increased -- 43.7% to $2,665,000 from $1,855,000 in the comparable period in 1995. This increase was offset by a decrease in the Toys Category of 2.8% from $4,327,000 in 1995 to $4,207,000 in the same period of 1996. Sales credits in the three month period ended September 30, 1996 (in the form of returns, advertising and other allowances and concessions to retailers) were 3.1% of net sales as compared to (1.6)% of net sales in the comparable 1995 period. The higher rate used for the three months ended September 30, 1996 more accurately reflects anticipated annual results.

        Gross profit increased 11.3% to $2,935,000 from $2,638,000 in the comparable period in 1995. Gross profit as a percentage of net sales was 42.7% for the three months ended September 30, 1996 and 1995.

        Merchandising, selling, warehousing and distribution expenses increased 8.7% to $637,000 as compared to $586,000 in the comparable 1995 period. The increase is a result of negotiated settlements of outstanding payables at less than full invoice amount during the three months ended September 30, 1995. The results for the three months ended September 30, 1996 are more indicative of the Company's performance. As a percentage of net sales, merchandising, selling, warehousing and distribution expenses decreased to 9.3% from 9.5% in the comparable period in 1995.

        Royalties decreased 49.7% to $243,000 from $482,000 in the three months ended September 30, 1995. The decrease reflects the change in the Company's product mix away from character licensed products which carry higher royalty rates than branded products and products obtained from third party inventors. Royalties, as a percentage of net sales, decreased to 3.5% from 7.8% in the 1995 period.

        General and administrative expenses increased 7.4% to $1,359,000 from $1,266,000 in the comparable period in 1995. The quarter ending September 30, 1995 included credits to certain expenses due to the negotiated settlements of outstanding payables at less than full invoice amount. The increase was partially offset by a reduction in depreciation and amortization and fees for RGA's services for the period. As a percentage of net sales, general and administrative expenses decreased to 19.8% from 20.5% due to the increase in net sales partially offset by increased general and administrative expense.

        Operating income increased to $697,000 from $304,000 in the comparable period in 1995.

        Interest expense increased $50,000 for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 due to the Company having drawn advances under its factor arrangement.

        Net income was $533,000 for the quarter ended September 30, 1996 compared to $239,000 for the comparable period in 1995. Net income per common share increased to $0.13 from $0.06 on 4,150,000 weighted average shares outstanding on the three months ended September 30, 1996 and 1995, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

        Net sales for the nine months ended September 30, 1996 increased 5.5% to $15,380,000 from $14,578,000 in the comparable period in 1995. Net sales of the Company's Sports Toys increased 30.0% to $7,749,000 from $5,959,000 in the comparable period in 1995. This increase was partially offset by a decrease in the Toys Category of 11.5% from $8,619,000 in the first nine months of 1995 to $7,631,000 in the same period of 1996. Sales credits in the nine month period ended September 30, 1996 (in the form of returns, advertising and other allowances and concessions to retailers) were 3.7% of net sales as compared to 2.8% of net sales in the comparable 1995 period.

        Gross profit increased 6.5% to $6,198,000 from $5,819,000 in the comparable period in 1995. Gross profit as a percentage of net sales was 40.3% compared to 39.9% for the nine months ended September 30, 1995.

        Merchandising, selling, warehousing and distribution expenses decreased 35.6% to $1,589,000 as compared to $2,469,000 in the comparable 1995 period. The sharp decrease is a result of the cost reduction program initiated in the second quarter of 1995 as well as unusually high expenditures incurred in the first quarter of 1995. The cost reduction measures reduced costs associated with product development and design, samples, advertising, communication, costs associated with the recall of one of the Company's products and warehousing and distribution expenses. As a percentage of net sales, merchandising, selling, warehousing and distribution expense decreased to 10.3% from 16.9% in the comparable period in 1995.

        Royalties decreased 53.5% to $519,000 from $1,115,000 in the nine months ended September 30, 1995. The decrease reflects the change in the Company's product mix away from character licensed products which carry higher royalty rates than branded products and products obtained from third party inventors. As a result, royalties, as a percentage of net sales, decreased to 3.4% from 7.7% in the 1995 period.

        General and administrative expenses decreased 16.5% to $3,822,000 from $4,579,000 in the comparable period in 1995 due to the effects of the Company's cost reduction program which resulted in a decrease in the number of personnel, decreased depreciation and amortization and a decrease in fees for RGA's services for the period. As a percentage of net sales, general and administrative expenses decreased to 24.9% from 31.4% due to the decline in general and administrative expenses.

        Operating income was $268,000 in the nine months ended September 30, 1996 compared to an operating loss of $2,345,000 in the comparable period in 1995.

        The Company earned interest and dividend income of $3,000 as compared to $119,000 in the comparable period in 1995. The decrease in interest and dividend income is a result of the Company having redeemed marketable securities during 1995 to fund its losses. Interest expense increased to $293,000 as compared to $138,000 in the comparable period in 1995. This increase was due primarily to the Company having drawn advances under its factoring arrangement.

        Because the Company decided to sell its property in Hong Kong, the book value of the property was written down by approximately $577,000 in the first half of 1995 to reflect management's estimate of the net proceeds from the sale.

        Other income was $209,000 in the nine months ended September 30, 1996 compared to a loss of $84,000 in the comparable period in 1995. The nine months ended September 30, 1996 included approximately $119,000 of income from the sale of the Company's Hong Kong property, a result of the proceeds from the sale being marginally higher than initially anticipated and previously estimated expenses being marginally lower.

        Net income was $187,000 as compared to a net loss of $3,025,000 in the comparable period in 1995. The net loss for the nine months ending September 30, 1995 included approximately $303,000 of expenses associated with the resizing and restructuring of the Company that took place during that period. Net income per common share was $0.05 compared to a net loss per common share of $0.73 in the comparable period in 1995 on 4,150,000 weighted average shares outstanding in the nine months ended September 30, 1996 and 1995, respectively.

         OTHER INFORMATION

        The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment. This distorts the comparisons of unshipped orders at any given date. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. The Company's unshipped orders were approximately $2,430,000 at September 30, 1996 compared to approximately $1,865,000 at September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital at September 30, 1996 was $3,580,000 as compared to $6,233,000 at September 30, 1995.

        Cash provided by investing activities was $2,459,000 in the nine months ending September 30, 1996, which was attributable to the sale of the Company's Hong Kong property, partially offset by an investment in equipment, molds and tooling for new products. In the comparable period in 1995, cash provided by investing activities was $3,678,000, consisting primarily of a net redemption of marketable securities, partially offset by an investment in equipment, molds and tooling for new products.

        Cash used in financing activities was $2,246,000 in the first nine months of 1996 and $234,000 in the comparable period in 1995. Cash from financing activities was used to repay the principal portion of the mortgage on the Company's facility in Hong Kong.

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

        The Company believes that the cash flow it expects to generate from operations and available borrowings will be adequate to meet its obligations for the year.

SEASONALITY

        The toy industry is typically seasonal in nature due to the heavy demand for toy products during the Christmas season, with the majority of orders being placed during the first two-thirds of the year for shipment during the third and fourth quarters, and with the majority of collections from such sales being received in the fourth quarter.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On July 31, 1996, the United States District Court for the Northern District of California granted summary judgment in favor of the Company and the other defendants in the lawsuit commenced in April 1995 by OddzOn Products, Inc. In that lawsuit, OddzOn Products, Inc. alleged that the Company's Micro Ultra Pass'r' and Ultra Pass'r' infringed a design patent allegedly owned by the plaintiff and constituted trade dress infringement and unfair competition. The Court's decision held that the Company's products do not infringe in any way on the plaintiff's rights. OddzOn Products, Inc. has filed an appeal from the decision.


ITEM 2.  CHANGES IN SECURITIES

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

        The Board of Directors of the Company pursuant to the Certificate of Incorporation has authorized 150,000 shares of Series A Convertible Redeemable Preferred Stock ("Series A Stock") with par value $1.00 per share of which 120,000 shares are issued and outstanding. A Certificate of Designation, Preferences and Rights of the Series A Stock has been filed with the Secretary of State of Delaware and became effective October 16, 1996.

        The Series A Stock ranks senior to the Company's common stock par value $0.01 per share ("Common Stock") with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series A Stock has a cumulative preferred quarterly dividend of 6% per annum of the Series A Liquidation Value (as defined below). As long as any shares of the Series A Stock remain outstanding, no cash dividends will be paid on the Common Stock nor will Common Stock be acquired by the Company unless all accrued and unpaid dividends have been paid on the Series A Stock. The Series A Stock has a liquidation preference over the Common Stock in an amount equal to $1.00 per share (the "Series A Liquidation Value") plus dividends accrued and unpaid. At the holder's option until December 31, 1998, the Series A Stock is convertible into Common Stock at a conversion price of $2.00 per share (subject to certain adjustments) of Common Stock. The Series A Stock is redeemable at the Series A Liquidation Value plus dividends accrued and unpaid at the Company's option at any time.

SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

        The Board of Directors of the Company pursuant to the Certificate of Incorporation has also authorized 650,000 shares of Series B Convertible Redeemable Preferred Stock ("Series B Stock") with par value $1.00 per share of which 538,243 are issued and outstanding. A Certificate of Designation, Preferences and Rights of the Series B Stock, has been filed with the Secretary of State of Delaware and became effective July 1, 1996.

        The Series B Stock ranks senior to the Common Stock with respect to dividend rights and rights on liquidation, winding up and dissolution. The Series B Stock has a cumulative quarterly preferred dividend of 7% per annum of the Series B Liquidation Value (as defined below). As long as any shares of the Series B Stock remain outstanding, no cash dividends will be paid on the Common Stock nor will Common Stock be acquired by the Company unless all accrued and unpaid dividends have been paid on the Series B Stock and any required redemption have been provided for. The Series B Stock has a liquidation preference over the Common Stock in an amount equal to $3.625 per share (the "Series B Liquidation Value") plus dividends accrued and unpaid. At the holders option, the shares of Series B Stock are convertible into Common Stock at a rate of one share of Common Stock for each share of Series B Stock (subject to certain adjustments). After December 30, 1996, the Series B Stock is redeemable at the Company's option at the Series B Liquidation Value plus dividends accrued and unpaid. The Series B Stock is subject to mandatory redemption through the operation of a sinking fund at the Series B Liquidation Value plus dividends accrued and unpaid.






ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A. At the Company's Annual Meeting of Shareholders held on August 19, 1996, the following individuals were elected to the Board of Directors:

                                           Votes in Favor     Withheld Authority
Roger Gimbel                                 3,662,218              205,895
Charmaine Jefferson                          3,664,218              203,895
Howard Kaufman                               3,664,218              203,895
Morton J. Levy                               3,662,218              205,895
Irwin Naitove                                3,664,218              203,895
Donald D. Shack                              3,664,218              203,895
Barry Shapiro                                3,662,218              205,895

B. The following resolution relating to amendments to the Company's Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan was approved at the Annual Meeting:

               RESOLVED, that the Company's Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan be amended to increase the maximum number of shares available for issuance thereunder from 600,000 to 1,000,000 and to make such other revisions to the Plan as more particularly set forth in the form of amended and restated Plan annexed as Exhibit A to the Company's Proxy Statement dated July 19, 1996.

        Below are the results of the stockholder vote on this matter:

                 Votes in Favor        Votes Against        Abstentions
                ---------------       --------------       -------------

                   2,249,395             704,356               21,409

C. The following resolution relating to amendment to the Company's Certificate of Incorporation to provide for the authorization of an additional 1,000,000 shares of preferred stock was also approved at the Annual Meeting:

               RESOLVED, that the amendment to the Company's Certificate of Incorporation be approved in the form annexed as Exhibit B to the Company's Proxy Statement dated July 19, 1996.

        Below are the results of the stockholder vote on this matter:

                 Votes in Favor        Votes Against        Abstentions
                ---------------       --------------       -------------

                   2,492,811              559,124              13,304

D. A proposal relating to the appointment of Ernst & Young LLP as the Company's independent auditors for its 1996 fiscal year was also approved at the Annual Meeting.

        Below are the results of the stockholder vote on this proposal:

                 Votes in Favor        Votes Against        Abstentions
                ---------------       --------------       -------------

                   3,738,185              48,639                6,289

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

      3.2 Certificate of Designations, Preferences and Rights of the Series A Stock incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q filed on November 7, 1995.

      3.3 Certificate of Designation, Preferences and Rights of the Series B Stock, incorporated by reference to Exhibit 3.2 to the July 1996 Form 8-K.

     *3.4      Amended and Restated By-laws.

     *3.5      Certificate of Amendment of Certificate of Incorporation.

      4.1 Certificate of Designations, Preferences and Rights of the Series A Stock (included in Exhibit 3.2 hereof).

      4.2      Certificate of Designation,  Preferences and Rights of the Series
               B

               Stock (included in Exhibit 3.3 hereof).

      4.3 Form of Warrant, dated June 26, 1995, issued to various parties in respect of the aggregate of 60,000 shares of the Company's common stock, incorporated by reference to Exhibit 4.2 to the July 1995 Form 8-K.

    *10.3      Amended and  Restated  1992  Incentive  and  Non-Qualified  Stock
               Option Plan.

      *27      Financial Data Schedule.

----------------------------------------
      *  Filed herewith

      (b)      Reports on Form 8-K:

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 1996

                                                   JUST TOYS, INC.
                                                   a Delaware Corporation




                                                   By: /s/ Morton J. Levy
                                                      --------------------------
                                                      Morton J. Levy
                                                      Chief Executive Officer




                                                   By: /s/ Michael  J. Vastola
                                                       -------------------------
                                                       Michael J. Vastola
                                                       Chief Financial Officer




                            STATEMENT OF DIFFERENCES

       The register trademark symbol shall be expressed as.... 'r'