Form 10-K405
period 1996-12-31
JUST TOYS INC
filed 1997-03-31
CIK 890639

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-20612

                                 JUST TOYS, INC.
             (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                                      13-3677074
  (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                     Identification Number)


                  50 WEST 23RD STREET, NEW YORK, NEW YORK 10010
               (Address of principal executives office) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 645-6335

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                       NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                               ON WHICH REGISTERED
      -------------------                               -------------------
           None                                            NOT APPLICABLE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements  for the past 90 days.    Yes    X  No
                                    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value at March 13, 1997 of shares of the Registrant's Common Stock, par value $.01 per share (based upon the closing price per share of such stock on the Nasdaq Stock Market) held by non-affiliates of the Registrant was approximately $4,542,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 13, 1997, there were outstanding 4,150,000 shares of the Registrant's Common Stock, par value $.01 per share.

================================================================================

                                 JUST TOYS, INC.

                               INDEX TO FORM 10-K


ITEM NUMBER                                                                                                                  PAGE
-----------                                                                                                                  ----
PART I........................................................................................................................  1

     ITEM 1 -    BUSINESS.....................................................................................................  1
     ITEM 2 -    PROPERTIES...................................................................................................  8
     ITEM 3 -    LEGAL PROCEEDINGS............................................................................................  9
     ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................... 10

PART II....................................................................................................................... 11

     ITEM 5 -    MARKET FOR THE COMPANY'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS............................................................................... 11
     ITEM 6 -    SELECTED FINANCIAL DATA...................................................................................... 12
     ITEM 7 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................................. 14
     ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................. 21
     ITEM 9 -    CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........................................................ 22

PART III...................................................................................................................... 23

     ITEM 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................................... 23
     ITEM 11 -   EXECUTIVE COMPENSATION....................................................................................... 26
     ITEM 12 -   SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................................................. 29
     ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................................... 32

PART IV....................................................................................................................... 33

     ITEM 14 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K....................................................................................... 33


                                     PART I

ITEM 1 - BUSINESS

         Just Toys, Inc. (the "Company") designs, develops, manufactures, markets and distributes a variety of toy and sport products for children of various ages. The Company is a Delaware corporation formed in August 1992. Its business was begun in 1989 and was conducted as a joint venture (the "Joint Venture") until September 1992 when the Company succeeded to the business of the Joint Venture.

         In order to enhance the Company's business, the Company has undertaken to selectively acquire new product lines believed to have long term strength and continuity. On June 28, 1996, the Company purchased certain assets of Table Toys, Inc. ("Table Toys"). The Table Toys products include a line of play tables which are compatible with most brands of toy construction blocks and a line of toy construction blocks.

         On February 1, 1996, the Company acquired the toy line and the rights to use the "Welsh" name for toys from Welsh Company, Inc. ("Welsh"). The Welsh toy line consists of doll carriages and strollers.

         The Company presented its entire product line to retailers at the Hong Kong, Dallas and New York Toy Fairs in January and February 1997.

         As part of the Company's cost reduction program, on March 22, 1996 the Company executed an agreement to sell its Hong Kong property, which closed on April 30, 1996. The Company presently leases smaller premises.

         The Company has two wholly owned foreign subsidiaries, Just Toys Products, Limited and Joyful World Enterprises Limited, both of which are incorporated in Hong Kong.

PRODUCTS

         The Company has categorized its products into two categories: "Toys" and "Sport." The following chart shows the breakdown of the Company's net sales by product category for the years indicated:



                                                 YEAR ENDED DECEMBER 31,

            -------------------------------------------------------------------------------------------------
                         1996                              1995                             1994
            -------------------------------   ------------------------------   ------------------------------
 PRODUCT          AMOUNT         PERCENTAGE        AMOUNT         PERCENTAGE         AMOUNT        PERCENTAGE
---------   ------------------   ----------   -----------------   ----------   ------------------  ----------
Sport         $  10,577,000         48.0%      $   8,066,000         41.2%       $   5,324,000        22.3%
Toys          $  11,479,000         52.0%      $  11,522,000         58.8%       $  18,551,000        77.7%
                 ----------         -----         ----------         -----          ----------        -----
              $  22,056,000        100.0%      $  19,588,000        100.0%       $  23,875,000       100.0%


         SPORT

         The Company's line of Sport toys include spiral footballs manufactured under a non-exclusive patent license, foam and plastic baseballs, baseball bats, soccer balls and basketballs, mini basketball hoop sets, youth-size hockey sticks, pucks and goals and batting tee sets. The products are sold under the

Company's names as well as licensed names such as Spalding'r', National Hockey League'r' and Louisville Slugger'r'. The Company's products in its Sport line generally sell at retail for between $2.00 and $50.00.

         TOYS

         The Company's Toys line consists of many different items including bendable figures and miniature figures, some of which are based on licensed characters, play tables, strollers, its Laser Light'r' toys, hand-held toys that project laser-like images, and a line of foam shooting toys. The Company's products in its Toys line generally sell at retail for between $2.00 and $100.00.

LICENSING

         Some of the Company's products are manufactured under license agreements. The successful marketing of products based on character licenses generally requires the Company to anticipate and evaluate the popularity of properties, many of which are media-related, and to capitalize on the success of such properties in a timely manner. A determination to acquire a license must frequently be made before the commercial introduction of the product in which a licensed property appears and license arrangements often require the payment of non-refundable advances or guaranteed minimum royalties. Substantially all of the Company's licenses extend for one to three years. Some licenses are renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. Royalties to licensors typically range from 8% to 16% of sales of the related product. Licenses for some foreign territories require royalties that exceed such range. As of December 31, 1996, minimum future guaranteed payments through 2001 under license agreements aggregated approximately $618,000.

         The Company's spiral footballs are manufactured under a non-exclusive patent license that extends for the life of the patent.

DESIGN AND DEVELOPMENT

         The Company relies on its ability to purchase selective product lines and on its management personnel and independent inventors, designers, sculptors, model-makers and engineers for new products. The Company pays royalties to independent inventors and designers based on sales of products developed by them generally ranging from 2% to 7%.

MANUFACTURING

         The Company relies on contract manufacturers in the United States and the Far East and on its wholly owned subsidiary, Celt Specialty Partners, Inc. ("Celt"), to manufacture its products. Celt manufactures certain of the Company's foam sport balls as well as other products. Approximately 30.7%, 29.2% and 12.4% of net sales in 1996, 1995 and 1994, respectively, were derived from the sale of products manufactured at this facility.

         Decisions related to the choice of third party manufacturers are based on price, quality of merchandise, reliability and the ability of a manufacturer to meet the Company's timing requirements for delivery. The Company is not a party to long-term contractual or other arrangements with any manufacturer. The Company often uses more than one manufacturer to produce a single product. The

Company utilizes public warehouse facilities on both the east and west coasts and in the mid-west, at which it regularly maintains an inventory of its products, thus enabling the Company to respond quickly to customer orders. The Company also utilizes warehouse facilities located near its manufacturing facility in upstate New York. Tooling and injection molding are owned by the Company and may be utilized by different manufacturers if the need arises for alternate sources of production.

         The principal raw materials used in the production and sale of the Company's products are chemicals for foam, plastics and paper products. Raw materials are generally purchased by the manufacturers who deliver completed products to the Company. The Company believes that an adequate supply of raw materials used in the manufacture of its products is readily available from existing and alternative sources at competitive prices.

         The Company's PVC products and some of the Company's extruded foam products are manufactured by unaffiliated parties located in the People's Republic of China and Taiwan. The Far East is the largest manufacturing center of toys in the world and most toy companies utilize the services of manufacturers located in the Far East. The majority of the Company's manufacturing in the Far East is performed by five to seven manufacturers. In any particular year, an individual manufacturer may account for more than 10% of the Company's products, depending upon the popularity of the product made by it. While the Company is not dependent on any single manufacturer in the Far East to supply it with products, the Company could be affected by political or economic disruptions affecting businesses in the Far East generally. The Company believes that alternate sources of manufacturing are available outside of the Far East. The Company has two wholly owned subsidiaries based in Hong Kong to maintain contact with manufacturers and subcontractors in the Far East and supervise manufacturing and quality control.

SALES AND MARKETING

         The Company distributes its products in the United States primarily to toy stores, mass merchandisers and, to a lesser extent, discount drug chains, supermarket chains, sporting goods stores, catalogers and gift stores located in the United States. The Company participates in the electronic data interchange program maintained by many of its largest customers. This program allows the Company to monitor store inventory and schedule production to meet anticipated reorders.

         The Company's net sales to foreign markets in 1996, 1995 and 1994 were approximately 5.7%, 4.9% and 9.9%, respectively, of total net sales. Sales in foreign countries are generally made directly to independent distributors, some of which are licensees that have acquired foreign distribution rights in respect of categories of products which the Company has the right to distribute domestically. Foreign distributors ordinarily retain their own sales representatives. Sales of products to distributors in foreign countries are in United States dollars which reduces the Company's exposure to fluctuations in monetary rates overseas.

         The Company's net sales and gross margin, as a percentage of net sales, is dependent on its mix of business during a given time period. Variables include such issues as whether merchandise is shipped from a domestic warehouse or directly from the Orient, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         The Company does not sell any of its products on consignment. The Company generally accepts returns only for defective merchandise. A portion of firm orders, by their terms, may be cancelled if shipment is not made by a certain date.

         In 1996, the Company maintained an internal sales and marketing staff of 9 people, including its senior management. The Company retains approximately sixteen sales representation firms in the United States who act as independent contractors and who market the Company's products at the major toy trade shows held in New York City and Hong Kong and at regional trade shows. In addition, sales representatives make on-site visits to customers for the purpose of soliciting orders for products.

CUSTOMERS

         The five largest customers of the Company accounted for approximately 71.7%, 67.8% and 60.7% of net sales in 1996, 1995 and 1994, respectively. In each of the past three years, the Company has had two customers, Target and Wal-Mart, each representing more than 10% of net sales. Sales to these customers totaled 57%, 53% and 44% of net sales in 1996, 1995 and 1994, respectively. The termination by either of these customers of its relationship with the Company would have a material adverse effect on the Company.

BACKLOG

         Total order backlog at December 31, 1996 and 1995 was approximately $1,780,000 and $1,576,000, respectively. The Company expects substantially all of such orders to be filled during 1997. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The use of just-in-time/quick response inventory techniques and replenishment programs being used by larger retailers has caused a change in their ordering patterns with fewer orders being placed significantly in advance of shipment. The Company does not consider total order backlog to be a meaningful indicator of future sales.

COMPETITION

         The toy industry is highly competitive and the Company competes with many larger, better capitalized companies which have significantly more resources than the Company to devote to the design and development of new toys, the procurement of licenses and the marketing and distribution of their products. Due to the Company's relatively modest advertising budget, the Company has greater difficulties in obtaining retailer product acceptance than do companies with large advertising budgets.

SEASONALITY

         The toy industry is typically seasonal in nature due to the heavy demand for toy products during the Christmas season, with the majority of orders being placed during the first two-thirds of the year for shipment during the third and fourth quarters, and with the majority of collections from such sales being received in the fourth quarter.

GOVERNMENT REGULATION

         The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Products Safety Commission (the "CPSC") to
protect children from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such toys under certain circumstances. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company maintains a quality control program (including the inspection of goods at factories and the retention of independent testing laboratories in Hong Kong) to ensure compliance with applicable laws. The Company maintains product liability insurance in the amount of $11,000,000.

EMPLOYEES

         As of December 31, 1996, the Company and its subsidiaries employed 102 persons, 45 of which were engaged in manufacturing.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The  following   table  sets  forth  the  names,   ages  and  principal
occupations of each of the Company's executive officers and the year in which each was elected an officer.



           NAME                        AGE                              TITLE                                    OFFICER SINCE
-----------------------------         -----           ------------------------------------            -----------------------------
Morton J. Levy                         75                  Chairman of the Board of                                  1995
                                                           Directors and Chief
                                                           Executive Officer

Barry Shapiro                          54                  President, Chief                                          1995
                                                           Operating Officer and
                                                           Director of the Company

David Schwartz                         37                  Chief Financial Officer                                   1996
                                                           and Treasurer

Seymour Rosenthal                      66                  Secretary                                                 1996

Robert Pagano                          42                  Vice President--                                          1996
                                                           Marketing and Product
                                                           Planning

Scott Buske                            47                  Vice President--Domestic                                  1996
                                                           Manufacturing
                                                           Operations

Larry Scott                            47                  Vice President of Sales                                   1997




         MORTON J. LEVY was appointed Chairman and Chief Executive Officer of the Company in March 1995. Mr. Levy is a director and officer of each of the Company's subsidiaries. He was appointed a director of the Company in October 1992 and became a consultant to the Company in 1994. Mr. Levy was engaged in the toy business for approximately 37 years, having been a founder and principal officer of Gabriel Industries, Inc., a diversified toy manufacturer. For more than five years prior to his engagement as a consultant to the Company, Mr. Levy was a private investor.

         BARRY SHAPIRO was appointed President and Chief Operating Officer of the Company in March 1995. Mr. Shapiro is Chairman of the Company's Hong Kong subsidiaries and a director and officer of each of the Company's subsidiaries. He was appointed a director of the Company in April 1995. Mr. Shapiro has been engaged in the toy business for almost 30 years. In November 1994, Mr. Shapiro was appointed Executive Vice President of the Company. From December 1993 until November 1994, he served as Managing Director for the Company's Hong Kong subsidiaries, Joyful World Enterprises, Ltd. and Just Toys Products, Ltd. From October 1991 to November 1993, he was the President of Packaging Specialists, a manufacturer and distributor of protective packaging. From

January 1984 to June 1991, Mr. Shapiro was Executive Vice President and General Manager of Imagineering, Inc.

         DAVID SCHWARTZ was appointed Chief Financial Officer and Treasurer of the Company in November 1996. Mr. Schwartz is an officer of each of the Company's United States subsidiaries. From January 1996 through November 1996, Mr. Schwartz was self-employed as a consultant to a number of companies in the consumer products business. From May 1994 through December 1995, he was the Chief Financial Officer of Philips Industries, Inc., a distributor of women's hair and cosmetic accessories. From December 1990 through May 1994, Mr. Schwartz was the Controller of Ameriscribe Management Services, Inc., a provider of facilities management services.

         SEYMOUR ROSENTHAL was appointed Secretary of the Company in November 1996. Mr. Rosenthal has been the Director of Internal Operations for the Company since September 1995. From 1993 through 1995, he was a consultant working with various financial institutions in the workout of bankrupt organizations. During 1992, Mr. Rosenthal was the Manager of Operations of Sunweave Linens, a manufacturer and distributor of linens.

         ROBERT PAGANO returned to the Company in December 1995 and was appointed Vice President--Marketing and Product Planning of the Company in February 1996. From May 1994 through December 1995, Mr. Pagano was the Vice President for Research and Development at Toy Biz, Inc. Prior to that time, starting in November 1991 through May 1994, Mr. Pagano was Vice President--Marketing of the Joint Venture and then of the Company.

         SCOTT BUSKE was appointed Vice President of Domestic Manufacturing Operations in February 1996. Mr. Buske, for more than the past five years, was Chairman of the Board, President and Chief Executive Officer of Table Toys, Inc. In February 1996, immediately following Mr. Buske's employment by the Company, Table Toys, Inc. filed a petition under Chapter 11 of the federal bankruptcy laws.

         LARRY SCOTT was  appointed  Vice  President  of Sales of the Company in
February 1997. From 1994 through 1996, Mr. Scott was the Vice President--Seasonal Product and Regional Sales Manager of Trendmasters, Inc., a manufacturer and distributor of toys. Prior to that time, starting in 1990, he was the Vice President of International Sales of Collegeville Imagineering, Inc.

ITEM 2 - PROPERTIES

         The Company's principal executive offices and showroom are located in New York City. The Company leases approximately 10,588 square feet of office space under a lease expiring in December 1997. Under certain circumstances, the Company has the right to renew its lease for an additional 2 1/2 years. The space is adequate for the Company's current needs.

         The Company leases a showroom in the Toy Center Building at 200 Fifth Avenue, New York, New York, consisting of approximately 3,200 square feet under a lease expiring in April 2008. The showroom is adequate for the Company's needs and has sufficient capacity to accommodate growth in the Company's product line as well as the large size of some of the Company's new products.

         The Company owned and occupied approximately 5,899 square feet of office space in Hong Kong. On March 22, 1996, the Company signed an Agreement for Sale and Purchase which provided for the sale of the Hong Kong property for approximately $3,088,000, which closed on April 30, 1996. On April 15, 1996, the Company leased approximately 3,400 square feet of office space for a term expiring in April 1999. The leased space, which replaces the Company's owned space, is adequate for the Company's needs.

         The Company's Celt subsidiary owns an approximately 31,000 square foot manufacturing facility on 8 acres of land in Brockport, New York. The facility is made of metal panel and brick and is unencumbered. The Company manufactures its foam balls and related products in that facility. The Company has increased the production capacity of the Celt facility through increases in manufacturing efficiencies. The Company believes that the facility is suitable for the Company's current manufacturing activities. The Company leases warehouse space in upstate New York and also utilizes public warehouse facilities in New Jersey, California and Washington.

         The Company's operations relating to play tables is based in Arkansas City, Kansas. The Company leases 24,500 square feet of office, warehouse and assembly space relating to this operation under a lease expiring in July 1998. Additionally, public warehouse facilities are utilized in Kansas and Iowa.

ITEM 3 - LEGAL PROCEEDINGS

         In July 1996, the United States District Court for the Northern District of California granted summary judgment in favor of the Company and the other defendants in a lawsuit commenced in April 1995 by OddzOn Products, Inc. OddzOn Products, Inc. alleged that the Company's Micro Ultra Pass'r' and Ultra Pass'r' infringed a design patent allegedly owned by the plaintiff and constituted trade dress infringement and unfair competition. The Court's decision held that the Company's products do not infringe the plaintiff's rights in any way. OddzOn Products, Inc. has appealed that decision. The Company does not believe that its products infringe any rights of the plaintiff, and the Company is contesting the action.

         The Company received approximately 1,000 complaints concerning its Micro-Bake for Kids'tm' (the "Micro-Bake") product, all of which have been paid or accrued for as of December 31, 1996 and December 31, 1995. The Company discontinued selling this product in 1995. Virtually all of the complaints assert damage to the Micro-Bake product and many complaints assert damage to the consumer's microwave oven. The Company has product liability insurance related to this matter. The Company is expected to be responsible for approximately 50% of such claims and the insurance company is expected to pay the balance.

         In June 1996, the Company commenced an action against CFB Venture Fund II, L.P. ("CFB") and Stephen Broun in the United States District Court for the Southern District of New York. The Company sought a declaratory judgment to the effect that the Company did not breach any agreement with CFB to purchase certain assets of BRIK, Inc., ("Brik"). In July 1996, the defendants answered and interposed four counterclaims against the Company seeking damages against the Company in an amount of at least $600,000 plus treble punitive damages claiming that the Company and CFB had reached an enforceable agreement pursuant to which the Company would purchase certain assets of Brik from CFB, a secured creditor of Brik. This action was settled with the exchange of mutual releases and was dismissed with prejudice in January 1997.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's  common stock,  par value $.01 per share ("Common Stock";
Symbol: JUST), has been traded on the Nasdaq Stock Market since the Company's initial public offering on October 1, 1992. The high and low sale prices for the Common Stock as reported by the Nasdaq Stock Market from January 1, 1995 through December 31, 1996 are as follows:


 CALENDAR YEAR                                    HIGH                   LOW
----------------                             ---------------      -----------------
     1995
                  First Quarter                     $2.969                $1.125
                  Second Quarter                     2.438                 1.000
                  Third Quarter                      2.625                 1.000
                  Fourth Quarter                     2.625                 1.125

     1996
                  First Quarter                     $2.000                $1.125
                  Second Quarter                     2.688                 1.000
                  Third Quarter                      2.000                 1.063
                  Fourth Quarter                     2.313                 1.313


DIVIDENDS AND DISTRIBUTIONS

         Pursuant to the Company's Certificate of Incorporation, the Company's Board of Directors has authorized 150,000 shares of non-voting Series A Convertible Redeemable Preferred Stock, par value $1.00 per share ("Series A Stock") of which 120,000 shares are issued and outstanding and 650,000 shares of non-voting Series B Convertible Redeemable Preferred Stock, par value $1.00 per share ("Series B Stock") of which 538,234 shares are issued and outstanding. The Series A Stock and Series B Stock rank senior to the Common Stock with respect to dividends. The Series A Stock and Series B stock have cumulative dividends of $.06 per share and $.25375 per share, respectively, per annum, payable quarterly. As long as any shares of either the Series A Stock or Series B Stock remain outstanding, no cash dividends will be paid on the Common Stock unless, at the time, all accrued and unpaid dividends and applicable sinking fund obligations have been paid or provided for. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

NUMBER OF STOCKHOLDERS

         As of March 13, 1997, there were 148 holders of record of the Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data at and for the periods presented. This information should be read in conjunction with the Company's Financial Statements and related Notes.



                                                                              YEARS ENDED DECEMBER 31,

                                                           --------------------------------------------------------------
                                                           1996         1995         1994         1993          1992
                                                           ----         ----         ----         ----          ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Net sales                                              $ 22,056     $ 19,588    $ 23,875      $ 42,568     $ 32,468
  Cost of goods sold                                       13,569       13,339      22,996        28,678       18,479
                                                          -------      -------     -------       -------      -------
  Gross profit                                              8,487        6,249         879        13,890       13,989
                                                          -------      -------     -------       -------      -------
  Expenses:
  Merchandising, selling, warehousing and distribution      4,406        6,700       9,508         7,210        4,604
  Royalties                                                   710        1,868       3,081         4,713        2,832
  General and administrative                                2,931        3,747       3,779         3,268        1,945
                                                          -------      -------     -------       -------      -------
  Operating income (loss)                                     440       (6,066)    (15,489)       (1,301)       4,608
  Interest expense                                           (546)        (357)       (285)          (34)        (272)
  Interest and dividend income                                 13          141         467           363           16
  Writedown of investment in Hong Kong property                --       (1,578)        --             --           --
  Settlement of arbitration and related legal expenses         --         (910)        --             --           --
  Other income (expense)                                      248          (17)       (214)           (8)          --
  (Provision)/benefit for income taxes(1)                      --           --        (275)          462          821
                                                          -------      -------     -------       -------      -------
  Income (loss) before change in accounting principle
    and preferred stock dividends and accretion              155        (8,787)     (15,796)        (518)       3,531
  Cumulative effect of change in accounting principle         --            --           75           --           --
  Preferred stock dividends and accretion                   (109)           --           --           --           --
                                                          -------      -------     -------       -------      -------
  Net income (loss) attributable to common stockholders  $    46      $ (8,787)   $ (15,721)    $   (518)    $  3,531
                                                          =======      =======     ========      =======      =======

PRO FORMA DATA:

  Pro forma provision for income taxes                        --            --           --           --        1,048
                                                                                                              -------
  Pro forma net income (2)                                    --            --           --           --     $  2,483
                                                                                                              -------

  Pro forma net income (loss) per common share:

  Before cumulative effect of change in accounting
     principle                                           $   .01      $  (2.12)   $   (3.81)    $   (.14)    $   1.10

  Cumulative effect of change in accounting principle         --            --          .02           --           --
                                                          -------      -------     --------      -------      -------
  Net income (loss) attributable to common stockholders  $   .01       $ (2.12)   $   (3.79)    $   (.14)    $   1.10
                                                          =======      =======     ========      =======      =======

BALANCE SHEET DATA:

  Working capital                                          2,758         2,273        8,948       25,773        9,953
  Total assets                                             9,986        11,823       23,040       36,997       15,683
  Short-term debt                                             --           360          316          312          750
  Long-term debt                                              --         1,886        2,246        2,562           --
  Stockholders' equity                                     6,054         6,008       14,594       30,396       11,466


(1) Prior to October 1, 1992, the Company operated as a partnership and its income for tax purposes was passed through to its partners. Accordingly, the historical financial statements do not include a provision for income taxes for periods prior to October 1, 1992.

(2) Pro forma net income for the period through September 30, 1992 gives effect to the application of a provision for income taxes to historical net income that would have been required had the Company been taxed as a corporation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company reported net income before preferred stock dividends and accretion of approximately $155,000 for the year ended December 31, 1996, compared to a loss of approximately $8,787,000 in the prior year. The loss in 1995 was largely attributable to factors relating to the efforts of the Company's new management team to reposition the Company, including a number of write offs and expense items.

         In order to enhance the Company's business, the Company has undertaken to selectively acquire new product lines believed to have long term strength and continuity. On June 28, 1996, the Company purchased certain assets of Table Toys. The Table Toys products include a line of play tables which are compatible with most brands of toy construction blocks and a line of toy construction blocks. The acquisition costs totaled approximately $1,961,000 and were financed through a combination of cash and the issuance of warrants and Series B Stock.

         On February 1, 1996, the Company acquired the toy line and the rights to use the "Welsh" name for toys from Welsh. The Welsh toy line consists of doll carriages and strollers. The cost to acquire this product line required a modest downpayment and the balance of the purchase price is based upon a percentage of sales of these products over five years.

         As part of the Company's cost reduction program, on March 22, 1996 the Company executed an agreement to sell its Hong Kong property, which closed on April 30, 1996. The Company presently leases smaller premises. Net proceeds from the sale of the property were approximately $3,088,000, and a portion of those proceeds were used to pay the long-term mortgage debt outstanding on the property.

         The following table sets forth the percentage of net sales for the periods indicated and percentage changes from period to period of certain income and expense items included in "Selected Financial Data".



                                                         PERCENTAGE OF NET SALES      PERIOD TO PERIOD
                                                         YEAR ENDED DECEMBER 31,      PERCENTAGE CHANGES

                                                        --------------------------    -----------------
                                                                                       1996       1995
                                                                                        VS         VS
                                                         1996      1995      1994      1995       1994
                                                        -------   -------   ------    ------     ------
Net Sales............................................     100.0%    100.0%   100.0%     12.6%    (18.0)%
Cost of Goods Sold...................................      61.5      68.1     96.3       1.7     (42.0)
Gross profit.........................................      38.5      31.9      3.7      35.8     610.7
Merchandising, selling, warehousing and
    distribution expenses............................      20.0      34.2     39.8     (34.2)    (29.5)
Royalties............................................       3.2       9.5     12.9     (62.0)    (39.3)
General and administrative expenses..................      13.3      19.1     15.8     (21.8)     (0.9)


RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1996 AND 1995

         NET SALES

         Net sales in 1996 increased  12.6% to $22,056,000  from  $19,588,000 in
1995 primarily due to increased sales of the Company's Sport products.

         Net  sales  of  the  Company's   Sport  products   increased  31.1%  to
$10,577,000 in 1996 compared to $8,066,000 in 1995 due primarily to the introduction of new products.

         Net sales of the Company's Toys products changed less than 1% due to the sale of discontinued products in 1995, which was offset in 1996 by the addition of the Table Toys and Welsh products.

         GROSS PROFIT

         Gross profit in 1996 increased 35.8% to $8,487,000 from $6,249,000 in 1995. Gross profit as a percentage of net sales was 38.5% in 1996 as compared to 31.9% in 1995. The increase in the gross profit, in dollars and as a percentage of sales, is primarily due to the increase in sales in 1996 over 1995 and the writedown in 1995 of unamortized tooling of $223,000 and of slow-moving or obsolete inventory of $539,000.

         SELLING AND DISTRIBUTION EXPENSES

         Merchandising, selling, warehousing and distribution expenses decreased 34.2% to $4,406,000 from $6,700,000 in 1995 due to significant reductions in expenses in this area. In addition, the Company wrote-down barter credits totaling $976,000 in 1995.

         ROYALTIES

         Royalties decreased 62% to $710,000 from $1,869,000 in 1995. As a percentage of net sales, royalties decreased to 3.2% from 9.5% in 1995. This is primarily due to reduced sales of licensed products in 1996. In addition, the Company expensed prepaid and accrued royalties with respect to products that were discontinued or where sales were below expectations in 1995 totaling $375,000.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and Administrative expenses decreased 21.8% to $2,931,000 in 1996 from $3,747,000 in 1995 due to continued decreases in expenses in this area.

         OPERATING PROFIT (LOSS)

         The Company had operating income of $440,000 in 1996 compared with an operating loss of $6,066,000 in 1995.

         OTHER INCOME (EXPENSE)

         Other income was $248,000 in 1996 compared to other expense of $17,000 in 1995. The 1996 other income includes approximately $119,000 of income from the sale of the Company's Hong Kong property which was recognized because the final selling price was marginally higher than expected and selling expenses were less than expected.

         NET INCOME (LOSS)

         The Company had a net income of $155,000 in 1996 compared to a net loss of $8,787,000 in 1995.

         NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

         In 1996, the Company recorded the dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock issued in 1996 to its redemption value, as a change in stockholders' equity during the year and deducted these expenses in computing net income attributable to common stockholders. During 1995, no material amounts of dividends were earned.

         Net income attributable to common stockholders for 1996 totaled $0.01 per share compared to a net loss attributable to common stockholders of $2.12 per share in 1995 based upon 4,150,000 weighted average shares outstanding in each year.

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

         Net sales of the Company's Sport products increased 51.5% to $8,066,000 in 1995 compared to $5,324,000 in 1994 due primarily to the introduction of new products.

         Net sales of the Company's Toys products decreased 37.9% to $11,522,000 from $18,551,000 in 1994 due primarily to reduced sales of licensed items and the discontinuance of unprofitable and slow-moving products. The decrease in sales for the year was attributable primarily to a decline in sales of the Company's bendable figures, a decline in sales or discontinuance of certain products without the introduction of a replacement product and a generally depressed Christmas season for the toy industry as a whole.

         GROSS PROFIT

         Gross profit increased to $6,249,000 in 1995 compared to $879,000 in 1994. Gross profit as a percentage of net sales was 31.9% in 1995 compared to 3.7% in 1994. The 1995 gross profit as a percentage of sales is more in line with the Company's historical results than reflected in fiscal 1994. Gross profit in 1995 was negatively impacted by the write-down of unamortized tooling of $223,000 and slow-moving or obsolete inventory of $539,000 as well as inefficiencies at the Company's manufacturing facility. The increase from 1994 was due primarily to the adverse affect in 1994 of the recall of the Micro-Bake which resulted in large sales credits and substantial inventory writedowns. Additionally, during 1994, certain products did not meet sales expectations resulting in cancellation of orders, product returns and sales at reduced markups, all of which negatively affected the Company's gross profit margin.

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

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased 0.9% to $3,747,000 in 1995 from $3,780,000 in 1994 due primarily to decreases in bad debt, depreciation and amortization expenses and fees for RGA Accessories, Inc.'s ("RGA") services, partially offset by increases in consulting, legal and insurance expense. As a percentage of net sales, general and administrative expenses increased to 19.1% in 1995 compared to 15.8% in 1994 as a result of the decline in sales from 1994 to 1995.

         OPERATING PROFIT (LOSS)

         The Company had an operating loss of $6,066,000 in 1995 compared to an operating loss of $15,489,000 in 1994.

         SETTLEMENT OF ARBITRATION

         During the fourth quarter of 1995 the Company settled an arbitration proceeding and an accompanying lawsuit brought by the former Chairman and Chief Executive Officer, and the former President and Chief Operating Officer of the Company. The settlement provided for payment by the Company of $594,000 and the issuance of 120,000 shares of Series A Stock. The Series A Stock provides for 6% cumulative dividends payable in cash or additional shares of Series A Stock and is convertible on or prior to December 31, 1998 into shares of Common Stock at $2.00 per share based upon the par value of such Series A Stock. In addition, the Company incurred legal expenses of approximately $195,000.

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

OTHER INFORMATION

         The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers. The increased use of just-in-time/quick response inventory techniques and replenishment programs in use by larger retailers have produced a change in their ordering methods with fewer orders being placed significantly in advance of shipment. This distorts the comparisons of unshipped orders at any given date. The Company expects both of these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. The Company's unshipped orders were approximately $1,780,000 at December 31, 1996 compared to $1,576,000 at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources in 1996 were funds provided from operations, proceeds from the sale of the Company's Hong Kong facility as well as available credit facilities. The Company's primary sources of liquidity and capital resources in 1995 were the Company's existing cash and marketable securities and the factoring agreement described below with Milberg Factors, Inc. ("Milberg"). The Company did not have significant indebtedness other than the mortgage on the Company's Hong Kong facility as of December 31, 1995, which was paid in April 1996 from the proceeds of the sale of that facility. The loss of $8,787,000 for 1995 and $15,721,000 for 1994 significantly reduced the Company's working capital and liquidity. All of the Company's marketable securities and a substantial portion of its cash at the end of 1994 were used to fund the losses sustained in 1995. At December 31, 1996 working capital was $2,758,000 compared to approximately $2,273,000 at December 31, 1995.

         On July 26, 1995, the Company entered into a Factoring Agreement with Milberg pursuant to which Milberg agreed to purchase the Company's domestic accounts receivable on a non-recourse basis and to advance to the Company, at the Company's request, the lesser of 85% of the total accounts receivable or $1,750,000. Effective February 1, 1996, the agreement was amended to increase the amount of the advance to the lesser of 85% of total accounts receivable or $5,000,000. Advances bear interest at the rate of prime plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the book value of the Company's eligible inventory located in the United States. Such advances also will bear interest at the rate of prime plus one percent.

         On March 22, 1996, the Company entered into an agreement for the sale of the Hong Kong property. The sale closed on April 30, 1996. In 1995, the Company wrote down the carrying value of the facility by $1,578,000 to reflect the Company's estimate of the net proceeds of the sale. The sale resulted in additional liquidity and reduced costs for the Company by permitting the Company to lease space at a cost below the carrying costs of the former facility. The sale yielded net proceeds to the Company of approximately $842,000 after payment of the mortgage and the costs associated with the sale.

         The Company's acquisition of the Welsh product line required a modest downpayment. The balance of the purchase price is based upon a percentage of sales of Welsh products over five years. Accordingly, that acquisition should not adversely affect the Company's cash requirements.

         The purchase price for the Table Toys product line was paid partly in shares of Series B Stock and partly in cash (approximately $400,000). The Company financed the cash portion of this acquisition through borrowings under its credit lines with Milberg. The Series B Stock pays a 7% cumulative dividend payable at the Company's election in cash or preferred stock based upon a liquidation value of $3.625 per share and is subject to mandatory redemption on December 31, 2005. The Company has certain sinking fund obligations with respect to such Series B Stock during the last four years prior to redemption. Accordingly, the Company does not believe that these transactions will have a material adverse affect on the Company's liquidity during the next five years.

         The Company paid all dividends on its Series A Stock and Series B Stock in cash during 1996.

         To the extent the Company may be required to pay any claims relating to its discontinued Micro-Bake product, the Company believes that its current reserves will be sufficient to cover such payments.

         In February 1996, the Company established a bonus pool to enable employees to participate in the Company's profits. The pool for fiscal 1996 and 1997 consists of 20% of the first $1,000,000 of pre-tax earnings, 15% of the next $1,000,000 of pre-tax earnings and 10% of pre-tax earnings over $2,000,000. The bonus pool is intended to provide performance-based compensation and to reward those who contribute to the Company's success. The bonus arrangements should not adversely affect the Company's liquidity since it is only payable if earned.

         The Company's net sales and gross margin, as a percentage of net sales, is dependent on its mix of business during a given time period. Variables include such issues as whether merchandise is shipped from a domestic warehouse or directly from the Orient, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         The Company believes that its cash flow from operations and available borrowings will be adequate to meet its obligations for the ensuing year.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

 ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

         The  following   table  sets  forth  the  names,   ages  and  principal
occupations of each of the Company's directors and the year in which each was elected a director.

NAME                   AGE  PRINCIPAL OCCUPATION                         DIRECTOR SINCE
----                   ---  --------------------                         --------------
Roger Gimbel           66   Vice Chairman of the Board of Directors;           1992
                            Chief Executive Officer and President of
                            RGA


Charmaine Jefferson    43   Director of the Company; Vice President of         1995
                            Business Affairs of de Passe Entertainment;
                            President of Kelan Resources

Howard Kaufman         70   Director of the Company; private investor          1992

Morton J. Levy         75   Chairman of the Board of Directors and             1992
                            Chief Executive Officer of the Company

Irwin Naitove          79   Director of the Company; private investor          1995


Donald D. Shack        68   Director of the Company; member of the law         1992
                            firm Shack & Siegel, P.C.

Barry Shapiro          54   Director, President and Chief Operating            1995
                            Officer of the Company



         ROGER GIMBEL was appointed Vice Chairman of the Board of Directors, Chief Financial Officer and Vice President of the Company in August 1992. Due to health reasons, Mr. Gimbel resigned as Chief Financial Officer and Vice President of the Company in April 1995. Mr. Gimbel was one of the founders of the Company, and, since the commencement of operations, he and RGA, one of the partners of the Joint Venture, have provided administrative services to the Company. See "Certain Relationships and Related Transactions." Mr. Gimbel is the Chief Executive Officer and President of RGA, which in addition to providing services to the Company, is an importer and distributor of personal accessories, small leather goods and related items.

         CHARMAINE JEFFERSON was appointed a director of the Company in July 1995. Ms. Jefferson is currently employed as Vice President of Business Affairs for de Passe Entertainment which is engaged in the development and production of television programming and feature films and talent management and as President of Kelan Resources, a non-profit arts management consulting firm. From June 1995 to April 1996, Ms. Jefferson was self-employed as a consultant providing management advice to not-for-profit corporations. From August 1992 to June 1995, Ms. Jefferson was employed as the executive director of the Dance Theater of Harlem, Inc. From 1988 through August 1992, Ms. Jefferson was Deputy and Acting Commissioner for the New York City Department of Cultural Affairs.

         HOWARD KAUFMAN was appointed a director of the Company in October 1992. Mr. Kaufman has been engaged in the toy business for approximately 34 years, having been a founder and principal officer of KayBee Stores, a division of the Melville Corporation. For more than the past five years, Mr. Kaufman has been a private investor. Mr. Kaufman is also a director of Berkshire Life Insurance Company.

         MORTON J. LEVY was appointed Chairman and Chief Executive Officer of the Company on March 30, 1995. Effective July 1, 1997, Mr. Levy will remain as Chairman of the Board and Mr. Shapiro will become the Chief Executive Officer. Mr. Levy is a director and officer of each of the Company's subsidiaries. He was appointed a director of the Company in October 1992 and became a consultant to the Company in 1994 until being hired as Chief Executive Officer on March 30, 1995. Mr. Levy has been engaged in the toy business for over 35 years, having been a founder and principal officer of Gabriel Industries, Inc., a diversified toy manufacturer. For more than five years prior to his engagement as a consultant to the Company, Mr. Levy was a private investor.

         IRWIN NAITOVE was appointed a director of the Company in May 1995. Mr. Naitove has been in corporate finance for the past 45 years. For more than the past five years, Mr. Naitove has been a private investor.

         DONALD D. SHACK was appointed a director of the Company in August 1992. Mr. Shack is an attorney and, since April 1993, has been a member of the law firm of Shack & Siegel, P.C., general counsel to the Company. From January 1990 through March 1993, Mr. Shack was a member of the law firm of Whitman & Ransom which served as general counsel to the Company during that period. Mr. Shack is also a director of the following publicly-held companies: Andover Togs, Inc., Ark Restaurants Corp. and International Citrus Corporation.

         BARRY SHAPIRO was appointed President and Chief Operating Officer of the Company on March 30, 1995. Effective July 1, 1997, Mr. Shapiro will become the Chief Executive Officer of the Company. Mr. Shapiro is Chairman of the
Company's Hong Kong subsidiaries and a director and officer of each of the Company's subsidiaries. He was appointed a director of the Company in April 1995. Mr. Shapiro has been engaged in the toy business for almost 30 years. In November 1994, Mr. Shapiro was appointed Executive Vice President of the Company. From December 1993 until November 1994, he served as Managing Director for the Company's Hong Kong subsidiaries, Joyful World Enterprises, Ltd. and
Just Toys Products, Ltd. From October 1991 to November 1993, he was the President of Packaging Specialists, a manufacturer and distributor of protective packaging. From January 1984 to June 1991, Mr. Shapiro was Executive Vice President and General Manager of Imagineering, Inc.

IDENTIFICATION OF EXECUTIVE OFFICERS

         See Item 1. "Business -- Executive Officers of the Company."

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent stockholders are required by the Commission's regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received and written representations that no Form 5 is required to be filed, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1996.

ITEM 11 - EXECUTIVE COMPENSATION

         The Summary Compensation Table below sets forth certain information concerning compensation paid or accrued in 1996 to the Chief Executive Officer of the Company and the three executive officers whose total salary and bonus in 1996 exceeded $100,000.

                                                 SUMMARY COMPENSATION TABLE


                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                   ------------------
                                                      ANNUAL COMPENSATION              OPTIONS              ALL OTHER
                                               ---------------------------------
  NAME AND PRINCIPAL POSITION         YEAR       SALARY ($)       BONUS ($)(1)        AWARDED (#)          COMPENSATION ($)
---------------------------------   --------   --------------   ----------------   ------------------   ----------------------

Morton J. Levy(2)                     1996        229,327            9,300               50,000                   -
  Chairman of the Board and           1995        166,833              -                 85,000                   -
  Chief Executive Officer

Barry Shapiro(3)                      1996        217,778            7,750               30,000                   -
  President and Chief                 1995        185,000              -                 39,000               45,801(4)
  Operating Officer

Michael Vastola (5)                   1996        143,238              -                   -                  37,500(6)
  Vice President - Finance and        1995        121,446              -                 40,000                   -
  Chief Financial Officer

Robert Pagano(7)                      1996        142,850            2,000               20,000                   -
  Vice President - Marketing
  and Product Planning


-------------------
(1)      Represents bonuses to be paid in 1997 relating to the 1996 fiscal year.
(2)      Mr. Levy was appointed as Chief Executive Officer of the Company in 1995.
(3)      Mr. Shapiro was appointed as an executive officer of the Company at the end of 1994.
(4)      Includes  a $35,470  housing  allowance  paid to Mr.  Shapiro  while he served as Managing Director of the Company's Hong Kong subsidiaries.
(5)      Mr. Vastola was appointed as an executive officer of the Company in 1995.  As of November 15, 1996, he is no longer employed by the Company.
(6)      Represents amounts paid to Mr. Vastola at the time he left the Company's employment.
(7)      Mr. Pagano was appointed as an executive officer of the Company in 1996.


         The following table sets forth certain information with respect to options to purchase Common Stock granted in fiscal year 1996 under the Company's 1992 Incentive and Non-Qualified Stock Option Plan for the executive officers named in the Summary Compensation Table above.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                                       AT ASSUMED ANNUAL RATES
                                                                                                            OF STOCK PRICE
                                                                                                           APPRECIATION FOR
                                                                                                               OPTION TERM
                                        INDIVIDUAL GRANTS                                             --------------------------
-----------------------------------------------------------------------------------------------
                                                 PERCENT OF TOTAL
                                                  OPTIONS GRANTED     EXERCISE
                                                  TO EMPLOYEES IN       PRICE        EXPIRATION
         NAME            OPTIONS GRANTED (#)           1996           ($/SHARE)         DATE           5% ($)          10% ($)
        ------           -------------------           -----          ---------        ------         --------        --------
Morton J. Levy                  50,000                     22.6%        1.500         12/04/06         47,167          119,531
Barry Shapiro                   30,000                     13.6%        1.500         12/04/06         28,300           71,718
Robert Pagano                   10,000                      4.5%        3.625         02/21/06         --                7,519
                                10,000                      4.5%        1.500         12/04/06          9,433           23,906


         The following table details the value on December 31, 1996 of options to purchase Common Stock held by the executive officers named in the Summary Compensation Table above.

                          FISCAL YEAR END OPTION VALUES

                                     NUMBER OF UNEXERCISED OPTIONS AT                    VALUE OF UNEXERCISED IN-THE-MONEY
                                             DECEMBER 31, 1996                            OPTIONS AT DECEMBER 31, 1996 (1)
                              ---------------------------------------------      -----------------------------------------------

           NAME                  EXERCISABLE (#)          UNEXERCISABLE (#)          EXERCISABLE ($)           UNEXERCISABLE ($)
          ------              -----------------         -------------------      -------------------         -------------------
Morton J. Levy                   120,000                       40,000                      --                         --
Barry Shapiro                     18,200                       76,800                      --                         --
Robert Pagano                      --                          20,000                      --                         --
Michael Vastola                    8,000                         --                        --                         --

----------------
(1)  Based on closing price of the Common Stock on the Nasdaq Stock Market on December 31, 1996
     of $1.3125 per share.


COMPENSATION ARRANGEMENTS

         In February 1996, the Compensation Committee of the Board of Directors (the "Compensation Committee") established a company wide bonus pool to enable employees of the Company to participate in profits the Company earned in 1996. The pool consists of 20% of the first $1,000,000 of pre-tax earnings, 15% of the next $1,000,000 of pre-tax earning and 10% of all pre-tax earnings over $2,000,000. In respect of 1996, Mr. Levy and Mr. Shapiro will receive 30% and 25% respectively, of the pool. The remaining 45% of the pool will be distributed to the employees of the Company, subject to the discretion of Messrs. Levy and Shapiro.

         In December 1996, Mr. Levy entered into an agreement with the Company which provides for Mr. Levy to (i) relinquish the post of Chief Executive Officer of the Company on July 1, 1997, (ii) render consulting services to the Company thereafter and (iii) remain as Chairman of the Board. Until June 30, 1997, Mr. Levy will receive a base salary at the rate of $225,000 per annum. Mr. Levy will receive one-half of the amount he would have been entitled to under any bonus pool established by the Compensation Committee for 1997 as if he were employed by the Company for all of 1997. The Company will pay Mr. Levy at the rate of $100,000 per annum during the period from July 1, 1997 through December 31, 1997; $75,000 per annum during the period from January 1, 1998 through December 31, 1998; and $50,000 per annum during the period from January 1, 1999 through December 31, 1999. Such payments will be made to Mr. Levy's beneficiary in the event of his death. Through December 31, 1999, the Company will provide Mr. Levy with the use of an office, private telephone and secretarial services. In addition on December 5, 1996 the Company granted Mr. Levy a fully vested and exercisable ten year option to purchase up to 50,000 shares of Common Stock at an exercise price of $1.50 per share. The Company has agreed to grant to Mr. Levy an additional fully vested and exercisable ten year option to purchase up to 50,000 shares of the Common Stock on June 30, 1997 at an exercise price equal to the closing price of the Common Stock on the Nasdaq Stock Market on such date. Neither of such options is governed by the Company's stock option plan and are subject to stockholder approval. Both of such options will remain outstanding for their full term until exercised, whether or not Mr. Levy is still a Director or consultant to the Company.

         In February 1996, the Board approved an agreement with Mr. Shapiro which provided that if the Company was acquired during 1996 and Mr. Shapiro was terminated as a consequence thereof, Mr. Shapiro would be paid an amount equal to his 1996 base salary.

         All non-officer directors of the Company annually receive a fee of $10,000 per year and options to purchase 5,000 shares at the market price of the Common Stock on the anniversary of their election as a member of the Board of Directors.

ITEM 12 - SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information at March 13, 1997, as to shares of Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) the Company's directors, the Chief Executive Officer and the other three executive officers identified in the Summary Compensation Table above and (iii) the directors and officers of the Company as a group.


                NAME AND ADDRESS OF                     AMOUNT AND NATURE OF                 PERCENT OF
                  BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP (1)                 CLASS
                -------------------                   ------------------------               ----------

Roger Gimbel .......................................            726,888(2)                     17.5%
  4 West 33rd Street
  New York, New York  10001

RGA Accessories, Inc. ..............................            630,000                        15.2%
  4 West 33rd Street
  New York, New York  10001

Morton J. Levy......................................            268,395(3)                      6.3%
  50 West 23rd Street
  New York, New York  10010

FMR Corp. ..........................................            253,900(4)                      6.1%
  82 Devonshire Street
  Boston, Massachusetts 02109

Kennedy Capital Management, Inc.....................            219,680(5)                      5.3%
  10829 Olive Blvd.
  St. Louis, Missouri 63141

Howard Kaufman......................................             98,888(6)                      2.4%
  Bishops Estate
  Lenox, Massachusetts 01290

Barry Shapiro ......................................             49,866(7)                      1.2%
  50 West 23rd Street
  New York, New York  10010

Donald D. Shack.....................................             34,000(8)                  Less than 1%
  530 5th Avenue
  New York, New York  10036

Robert Pagano.......................................              2,000(9)                  Less than 1%
  50 West 23rd Street
  New York, New York  10010

Charmaine Jefferson ................................              1,000(10)                 Less than 1%
  2003 Victoria Avenue
  Los Angeles, California 90016



                NAME AND ADDRESS OF                     AMOUNT AND NATURE OF                 PERCENT OF
                  BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP (1)                 CLASS
                -------------------                   ------------------------               ----------

Irwin Naitove.......................................              1,000(10)                 Less than 1%
  RR1
  Box 630
  Mount Holly, Vermont  05758

All directors and executive officers as
  a group (twelve persons)..........................          1,207,563(11)                     27.7%


---------------
(1) Except as otherwise indicated in the following footnotes, the persons listed in the table own of record the shares of Common Stock opposite their name and have sole voting and investment power with respect to such shares of Common Stock.

(2) Includes 630,000 shares of Common Stock owned by RGA of which Roger Gimbel is the controlling stockholder, President and Chief Executive Officer, and 8,000 shares issuable upon exercise of currently exercisable stock options granted under the Company's 1992 Incentive and Non-Qualified Stock Option Plan (the"Plan").

(3) Includes 1,500 shares owned by Mr. Levy as custodian for his grandson under the Uniform Gifts to Minors Act and 70,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan and 50,000 shares issuable upon exercise of a separate currently exercisable stock option.

(4) Based upon information set forth in Schedule 13G filed by FMR Corp. with the Securities and Exchange Commission on or about February 14, 1997, Fidelity Management and Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 253,900 shares or 6.1% of the Common Stock of the Company as a result of acting as investment adviser to several investment companies. Mr. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the aforementioned investment companies each has sole power to dispose of these 253,900 shares. The ownership of one investment company, Fidelity Advisor Strategic Opportunities Fund, amounted to 253,900 shares or 6.1% of the Common Stock outstanding at December 31, 1996.

(5) Based upon information set forth in Schedule 13G filed by Kennedy Capital Management, Inc. ("Kennedy") with the Securities and Exchange Commission on or about February 10, 1997, Kennedy is the beneficial owner of 219,680 shares or 5.3% of the Common Stock of the Company as a result of acting as an investment advisor. Kennedy has sole power to dispose of these 219,680 shares.

(6) Includes 10,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(7) Includes 23,200 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(8) Includes 34,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(9) Includes 2,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(10) Includes 1,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(11) Includes 202,400 shares issuable upon exercise of currently exercisable stock options and 13,799 shares issuable upon exercise of a currently exercisable warrant issued in connection with the acquisition by the

      Company of Table Toys. Also includes 1,027 shares issuable upon conversion of 1,027 shares of Series B Stock owned by Scott Buske, the Company's Vice President of Domestic Manufacturing Operations and/or his spouse which were issued in connection with the acquisition by the Company of Table Toys.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARRANGEMENTS WITH RGA

         U.S. SERVICES ARRANGEMENTS: Effective October 1, 1992, the Company and RGA entered into an agreement pursuant to which RGA would provide certain administrative services to the Company. RGA was compensated through December 31, 1995 on a formula based on the Company's sales. Commencing in 1996, the Company began assuming internally the functions and services previously provided by RGA to the Company. RGA continued to provide computer-related services during 1996. For such services, the Company paid RGA a fixed monthly retainer. The Company incurred expenses of $260,000, $668,000 and $877,000 for the foregoing services in 1996, 1995 and 1994, respectively. RGA also provided the Company with certain warehouse services for which the Company incurred expenses of $17,800, $107,000 and $320,000 in 1996, 1995 and 1994, respectively.

         HONG KONG SERVICES ARRANGEMENTS: Services similar to that provided by RGA in the United States have been provided to the Company's Hong Kong subsidiaries by a company in Hong Kong of which Roger Gimbel, the Vice Chairman of the Board of Directors of the Company, is a shareholder. The Company incurred expenses of $123,000, $293,000 and $217,000 in 1996, 1995 and 1994,
respectively, for such services.

         PUBLIC WAREHOUSE FACILITY: The Company utilized, among other facilities, public warehouses in New Jersey which stored the Company's inventory and packages and shipped such inventory in accordance with the Company's instructions for a fee based upon a percentage of the dollar value of orders shipped from such facility. The operator of such warehouse facilities leased the premises from Jersey Warehouse Partners, a general partnership of which Roger Gimbel is a General Partner and in which Mr. Gimbel holds a 42.45% interest. Rental expense for such warehouse facility was approximately $900 and $5,300 in 1996 and 1995, respectively.

         During 1995, the Company reexamined its arrangements and began assuming internally certain functions and services previously provided by RGA. Accordingly, the services being performed by RGA were reduced and the Company negotiated a fixed fee for the U.S. and Hong Kong services for 1996. At the time that the arrangements with RGA were entered into, management believed that the arrangements were on terms no less favorable to the Company than could have been obtained from an unaffiliated third party.

         During 1996, the Company decided to move to other warehouses and no longer utilizes facilities affiliated with Roger Gimbel. As of December 31, 1996, the Company terminated its U.S. and Hong Kong services with RGA and Yick Bo Trading Limited ("Yick Bo") and will perform all of these services internally.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K


                                                                                   Page
                                                                                   ----
(a)(1)   Financial Statements:

         Index to Financial Statements                                              F-1

         Report of Independent Auditors                                             F-2

         Consolidated Balance Sheets --
         December 31, 1996 and 1995                                                 F-6

         Consolidated Statements of Operations --
         For each of the years ended
         December 31, 1996, 1995 and 1994                                           F-7

         Consolidated Statements of Changes in
         Stockholders' Equity -- For each of the
         years ended December 31, 1996, 1995 and 1994                               F-8

         Consolidated Statements of Cash Flows --
         For each of the years ended
         December 31, 1996, 1995 and 1994                                           F-9

         Notes to Consolidated Financial Statements                                 F-10

   (2)   Financial Statement Schedules:

Schedule II -- Valuation and Qualifying Accounts                                    F-34





(3)  Exhibits:


         3.1      Certificate  of  Incorporation,  incorporated  by reference to
                  Exhibit 3.1 to the  Registration  Statement  on Form S-1 (File
                  No. 33-50878) (the "Form S-1").

         3.2 Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 3.5 of the Quarterly
                  Report on Form 10-Q filed  with the  Securities  and  Exchange
                  Commission on November 8, 1996 (the "1996 3rd Quarter 10-Q").


         3.3      Certificate  of  Designations,  Preferences  and Rights of the
                  Series A Convertible  Redeemable  Preferred Stock (included in
                  Exhibit 4.1 hereof).

         3.4      Certificate  of  Designations,  Preferences  and Rights of the
                  Series B Convertible  Redeemable  Preferred Stock (included in
                  Exhibit 4.2 hereof).

         3.5      Amended and  Restated  By-laws  incorporated  by  reference to
                  Exhibit 3.4 to the 1996 3rd Quarter 10-Q.

         4.1      Certificate  of  Designations,  Preferences  and Rights of the
                  Series A Convertible Redeemable Preferred Stock, incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November
                  7, 1995 (the "1995 3rd Quarter 10-Q").

         4.2      Certificate  of  Designations,  Preferences  and Rights of the
                  Series B Convertible Redeemable Preferred Stock, incorporated by reference to Exhibit 3.2 of the Current Report on From 8-K filed with the Securities and Exchange Commission on July 10, 1996 (the "July 1996 Form 8-K").

         4.3 Form of Warrant, dated June 26, 1995, issued to various parties in respect of the aggregate of 60,000 shares of the Company's Common Stock, incorporated by reference to Exhibit
                  4.2 of the July 1996 Form 8-K.

         10.1 Form of Indemnification Agreement between the Company and each of its Directors, incorporated by reference to Exhibit 10.12 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1995 (the "1995 2nd
                  Quarter 10-Q").

         10.2     1992   Incentive   and   Non-Qualified   Stock   Option  Plan,
                  incorporated by reference to Exhibit 10.4 of the Form S-1.

         10.3     Amended and Restated 1992  Incentive and  Non-Qualified  Stock
                  Option Plan, incorporated by reference to Exhibit 10.3 of the 1996 3rd Quarter 10-Q.

         10.4 Services Agreement Amendment dated as of June 21, 1995 between the Company and RGA incorporated by reference to Exhibit 10.13 of the 1995 2nd Quarter 10-Q.

         10.5     Form of Underwriters Warrant Agreement between the Company and
                  Gruntal & Co.,  Incorporated and Gerard Klauer Mattison & Co.,
                  Inc.,  incorporated  by reference to Exhibit 10.12 of the Form
                  S-1.

         10.6     Factoring  Agreement  dated as of July 26,  1995 with  Milberg
                  Factors, Inc., incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 (the "August 1995 Form
                  8-K").


         10.7     Letter dated July 20, 1995 from Milberg  Factors,  Inc. to the
                  Company, incorporated by reference to Exhibit 10.18 of the August 1995 Form 8-K.

         10.8     Amendment dated March 21, 1996 between Milberg  Factors,  Inc.
                  and the Company, incorporated by reference to Exhibit 10.13 of the 1995 10-K.

         10.9     Settlement  Agreement  dated  October  30,  1995  between  the
                  Company,  Allan Rigberg,  Rose  Evangelista and JTI Toys, Inc.
                  incorporated  by  reference  to Exhibit  10.10 of the 1995 3rd
                  Quarter 10-Q.

         10.10    Warrant  Agreement  dated as of January 1, 1996  between  Just
                  Toys, Inc. and Patricof & Co. Capital Corp., incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K with respect to the year ended December 31, 1996 (the "1995
                  10-K").

         10.11 Agreement for Sale and Purchase of the Hong Kong property dated March 22, 1996 between Just Toys Products Limited and
                  Advanced  Chemicals  Limited,  incorporated  by  reference  to
                  Exhibit 10.12 of the 1995 10-K.

         10.14    Asset Purchase  Agreement  dated January  22,1996  between the
                  Company and Table Toys, Inc. (the "Asset Purchase Agreement"), incorporated by reference to Exhibit 2.1 of the July 1996 Form
                  8-K.

         10.15    Amendment   dated  April  12,  1996  to  the  Asset   Purchase
                  Agreement,  incorporated  by  reference  to Exhibit 2.2 of the
                  July 1996 Form 8-K.

         10.16    Second  Amendment  dated April 15, 1996 to the Asset  Purchase
                  Agreement, incorporated by reference to Exhibit 2.3 of the July 1996 Form 8-K.

         21       Subsidiaries  of the  Company  incorporated  by  reference  to
                  Exhibit 10.21 of the 1995 10-K.

         *23.1    Consent of Ernst & Young, LLP

         *23.2    Consent of Richard A. Eisner & Company, LLP

         *27      Financial Data Schedule

--------------------------

         *        Filed herewith

         (b)  Reports on Form 8-K:

         During the fourth quarter of 1996, the Company filed one report on Form 8-K with respect to Item 5--Other Events with the Securities and Exchange Commission on December 23, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of March, 1997.

                                                    JUST TOYS, INC.

                                                    By:  /s/ Morton J. Levy
                                                    ----------------------------

                                                         Morton J. Levy,
                                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Company in the capacities and on the date indicated.




        NAME                                       TITLE                            DATE
        ----                                       -----                            ----
/s/ Morton J. Levy                          Chairman of the Board               March 28, 1997
------------------------------------------  and Chief Executive Officer
(Morton J. Levy)

/s/ Barry Shapiro                           President and Chief                 March 28, 1997
------------------------------------------- Operating Officer,
(Barry Shapiro)                             Director

/s/ David Schwartz                          Chief Financial Officer,            March 28, 1997
----------------------------------------    Treasurer and Principal
(David Schwartz)                            Accounting Officer

                                            Director                            March __, 1997
----------------------------------------
(Howard Kaufman)

/s/ Roger Gimbel                            Director                            March 28, 1997
----------------------------------------
(Roger Gimbel)

/s/ Donald D. Shack                         Director                            March 28, 1997
-----------------------------------------
(Donald D. Shack)

/s/ Irwin Naitove                           Director                            March 28, 1997
----------------------------------------
(Irwin Naitove)

/s/ Charmaine Jefferson                     Director                            March 28, 1997
----------------------------------------
(Charmaine Jefferson)


                                    FORM 10-K
                              ITEM 14(A)(1) AND (2)

                        JUST TOYS, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
--------------------------------------------------------------

THE  FOLLOWING   CONSOLIDATED  FINANCIAL  STATEMENTS  OF  JUST  TOYS,  INC.  AND
SUBSIDIARIES ARE INCLUDED IN ITEM 8:

                                                                PAGE
                                                               NUMBER
                                                               ------
REPORTS OF INDEPENDENT AUDITORS                                F-2-5

BALANCE SHEETS AS AT DECEMBER 31, 1996 AND 1995                  F-6

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1996, 1995 AND 1994                                 F-7

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994             F-8

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1996, 1995 AND 1994                                 F-9

NOTES TO FINANCIAL STATEMENTS                                    F-10

THE FOLLOWING  CONSOLIDATED  FINANCIAL STATEMENT SCHEDULE OF
JUST TOYS, INC. AND SUBSIDIARIES IS INCLUDED IN ITEM 14(A)(2):

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                 F-34



ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE AND, THEREFORE, HAVE BEEN OMITTED.

                         Report of Independent Auditors

We have audited the accompanying consolidated balance sheets of Just Toys, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 1996 and 1995 listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Just Toys, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
February 28, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Just Toys, Inc.
New York, New York

     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Just Toys, Inc. and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 1994 financial statements of Just Toys Products, Limited and Joyful World Enterprises, Limited, wholly owned subsidiaries, which statements reflect total revenues constituting 39 percent of the consolidated total for 1994. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amount included for Just Toys Products, Limited and Joyful World Enterprises, Limited, is based solely on the reports of the other auditors.

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

     In our opinion, based upon our audit and the reports of other auditors, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and cash flows of Just Toys, Inc. and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

     As described in Note 13, the Company is involved in several matters of litigation, the outcome of which is uncertain.

     As discussed in Note 2, the Company adopted in 1994 the method of accounting for certain investments and debt and equity securities prescribed by Statement of Financial Accounting Standards No. 115.

     The audit above include Schedule II for the year ended December 31, 1994. In our opinion, the schedule referred to above presents fairly the information set forth therein, in conformity with the applicable accounting regulation of the Securities and Exchange Commission.



/s/ Richard A. Eisner & Company, LLP

New York, New York
March 27, 1995

With respect to Note K[4][a] and K[4][c] in the 1994 Annual Report,
April 10, 1995

                          [LETTERHEAD OF ERNST & YOUNG]


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Just Toys Products Limited
(Incorporated in Hong Kong with limited liability)

We have audited the accompanying balance sheets of Just Toys Products Limited as at 31 December 1994 and 31 December 1993 and the related statement of operations, changes in stockholders' equity and cash flows for the year ended 31 December 1994 and the period from 22 September 1992 (date of incorporation) to 31 December 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming Just Toys Products Limited will continue as a going concern. As more fully described in
Note 1, the Company is a wholly-owned subsidiary of Just Toys, Inc. Just Toys, Inc. has suffered recurring losses and has sustained negative cash flows from operations. These conditions raise substantial doubt about Just Toys, Inc.'s ability to continue as a going concern. Because of the aforementioned conditions relating to Just Toys, Inc. and the uncertainties surrounding its plans to address its liquidity problems, the parent company's actions could have a substantial effect on the Company's assets, therefore there is also substantial doubt about whether the Company will continue as a going concern. The financial statements of Just Toys Products Limited do not include any adjustments to reflect the possible future efforts on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.


/s/ ERNST & YOUNG

20 February 1995

                          [LETTERHEAD OF ERNST & YOUNG]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Joyful World Enterprises Limited
(Incorporated in Hong Kong with limited liability)

We have audited the accompanying balance sheet of Joyful World Enterprises Limited as at 31 December 1994 and the related statement of operations, changes in stockholders' deficiency and cash flows for the period from 19 October 1993 (date of incorporation) to 31 December 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Joyful World Enterprises Limited as at 31 December 1994 and the results of its operations and its cash flows for the period from 19 October 1993 to 31 December 1994, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming Joyful World Enterprises Limited will continue as a going concern. As more fully described in
Note 1, the Company is a wholly-owned subsidiary of Just Toys, Inc. Just Toys, Inc. has suffered recurring losses and has sustained negative cash flows from operations. These conditions raise substantial doubt about Just Toys, Inc.'s ability to continue as a going concern. Because of the aforementioned conditions relating to Just Toys, Inc. and the uncertainties surrounding its plans to address its liquidity problems, the parent company's actions could have a substantial effect on the Company's assets, therefore there is also substantial doubt about whether the Company will continue as a going concern. The financial statements of Joyful World Enterprises Limited do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young


20 February 1995

                        JUST TOYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                December 31,
                                                                             ----------------------------
                                                                                 1996             1995
                                                                             ------------    ------------

Current assets:
   Cash ..................................................................   $    153,707    $    241,443
   Accounts receivable, net of allowances of
     $603,000 and $1,017,000 (Note 5) ....................................        287,578       1,779,598
   Inventories (Note 6) ..................................................      4,113,300       3,270,206
   Prepaid and refundable income taxes ...................................         28,914         248,459
   Prepaid expenses and other current assets (Note 7) ....................      1,118,128         646,422
                                                                             ------------    ------------
          Total current assets ...........................................      5,701,627       6,186,128

Property and equipment, at cost, net of accumulated
   depreciation and amortization (Note 8) ................................      3,504,468       2,653,702
Goodwill, net of accumulated amortization (Note 3)  ......................        660,376
Property held for sale (Note 10)  ........................................                      2,907,340
Other assets .............................................................        119,650          76,188
                                                                             ------------    ------------

          TOTAL ..........................................................   $  9,986,121    $ 11,823,358
                                                                             ============    ============

LIABILITIES

Current liabilities:
   Current portion of long-term debt (Note 10)  ..........................                   $    360,000
   Accounts payable ......................................................   $  1,622,532       1,925,467
   Due RGA Accessories, Inc. (Note 11)  ..................................         15,417          45,242
   Accrued liabilities (Note 12)  ........................................      1,305,604       1,582,761
                                                                             ------------    ------------
          Total current liabilities ......................................      2,943,553       3,913,470

Long-term debt, less current portion (Note 10)  ..........................                      1,886,000
Deferred income taxes (Note 15) ..........................................         15,971          15,971
Series B Convertible  Redeemable  Preferred  Stock,
   650,000 shares  authorized, 538,243 shares issued and
   outstanding (liquidation value $1,951,131)(Note 4) ....................        972,778
                                                                             ------------    ------------
          Total liabilities ..............................................      3,932,302       5,815,441
                                                                             ------------    ------------

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY

Stockholders' equity (Note 1):
   Preferred stock, $1.00 par value, 1,000,000 shares
     authorized (Note 4):
        Series A Convertible Redeemable Preferred
           Stock, 150,000 shares authorized, 120,000
           shares issued and outstanding
           (liquidation value $120,000) ..................................        120,000         120,000
   Common stock, $.01 par value, 15,000,000 shares
     authorized, 4,150,000 issued and outstanding ........................         41,500          41,500
   Additional paid-in capital ............................................     29,795,768      29,795,768
   Accumulated deficit ...................................................    (23,903,449)    (23,949,351)
                                                                             ------------    ------------
          Total stockholders' equity .....................................      6,053,819       6,007,917
                                                                             ------------    ------------

          TOTAL ..........................................................   $  9,986,121    $ 11,823,358
                                                                             ============    ============


    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year Ended December 31,
                                                --------------------------------------------
                                                     1996            1995            1994
                                                ------------    ------------    ------------
Net sales (Note 14) .........................   $ 22,055,784    $ 19,588,348    $ 23,875,036

Cost of goods sold ..........................     13,568,684      13,338,943      22,995,704
                                                ------------    ------------    ------------
Gross profit ................................      8,487,100       6,249,405         879,332
                                                ------------    ------------    ------------

Expenses:
   Merchandising, selling,
     warehousing and distribution ...........      4,405,800       6,699,951       9,508,008
   Royalties ................................        709,656       1,868,838       3,081,057
   General and administrative ...............      2,931,329       3,746,812       3,779,616
                                                ------------    ------------    ------------
          Total .............................      8,046,785      12,315,601      16,368,681
                                                ------------    ------------    ------------

Operating income (loss) .....................        440,315      (6,066,196)    (15,489,349)
Other income (expenses):
   Interest expense .........................       (545,800)       (357,562)       (284,652)
   Interest and dividend income .............         12,927         141,440         467,379
   Write down of investment in
     Hong Kong property .....................                     (1,578,000)
   Settlement of arbitration &
     related legal expenses .................                       (909,594)
   Other income (expense) ...................        247,972         (17,012)       (213,698)
                                                ------------    ------------    ------------

Income (loss) before income taxes
   and change in accounting principle .......        155,414      (8,786,924)    (15,520,320)

Provision for income taxes (Note 15) ........                                        275,212
                                                ------------    ------------    ------------

Income (loss) before change in
   accounting principle and preferred
   stock dividends and accretion ............        155,414      (8,786,924)    (15,795,532)

Cumulative effect of change in
   accounting principle (Note 2) ............                                         74,790
                                                ------------    ------------    ------------


Net income (loss) ...........................        155,414      (8,786,924)    (15,720,742)

Preferred stock dividends and
   accretion (Note 4) .......................        109,512
                                                ------------    ------------    ------------

Net income (loss) attributable to
   common stockholders ......................   $     45,902    $ (8,786,924)   $(15,720,742)
                                                ============    ============    ============

Weighted average common shares
   outstanding ..............................      4,150,000       4,150,000       4,150,000
                                                ============    ============    ============

Per share data:

Income (loss) attributable to common
   stockholders before change in
   accounting principle .....................   $        .01    $      (2.12)   $      (3.81)

Cumulative effect of change in
   accounting principle per share ...........                                            .02
                                                ------------    ------------    ------------


Net income (loss) attributable to
   common stockholders ......................   $        .01    $      (2.12)   $      (3.79)
                                                ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            SERIES A                                                    UNREALIZED
                        PREFERRED STOCK           COMMON STOCK                             GAIN         RETAINED
                   -----------------------   -----------------------     ADDITIONAL      (LOSS) ON        EARNINGS
                   NUMBER OF                  NUMBER OF                   PAID-IN       MARKETABLE     (ACCUMULATED
                    SHARES        AMOUNT       SHARES       AMOUNT        CAPITAL       SECURITIES       DEFICIT)         TOTAL
                   ---------     --------     ---------     -------     -----------     ----------     ------------    -----------
Balance-January
  1, 1994......                               4,150,000    $  41,500     $29,795,768                    $558,315       $30,395,583
Adjustment of
  beginning
  balance for
  change in
  accounting
  method(Note
  2)...........                                                                         $(74,790)                          (74,790)
Change in
  unrealized
  loss on
  marketable
  securities...                                                                            (6,421)                          (6,421)
Net loss.......                                                                                        (15,720,742)    (15,720,742)
                                              ---------     -------     -----------     ----------     ------------    -----------
Balance -
  December 31,
  1994.........                               4,150,000      41,500      29,795,768       (81,211)     (15,162,427)     14,593,630
Shares issued
  in
  arbitration
  settlement...     120,000      $120,000                                                                                  120,000
Change in
  unrealized
  loss on
  marketable
  securities...                                                                            81,211                           81,211
Net loss.......                                                                                         (8,786,924)     (8,786,924)
                   ---------     --------     ---------     -------     -----------     ----------     ------------   ------------
Balance -
  December 31,
  1995.........     120,000       120,000     4,150,000      41,500      29,795,768          -0-       (23,949,351)      6,007,917
Preferred stock
  dividends and
  accretion
  (Note 4).....                                                                                           (109,512)       (109,512)
Net income.....                                                                                            155,414         155,414
                   ---------     --------     ---------     -------     -----------     ----------     ------------   ------------
Balance -
  December 31,
  1996.........     120,000      $120,000     4,150,000     $41,500     $29,795,768      $   -0-       $(23,903,449)  $  6,053,819
                   ---------     --------     ---------     -------     -----------     ----------     ------------   ------------
                   ---------     --------     ---------     -------     -----------     ----------     ------------   ------------

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended December 31,
                                                                                 ---------------------------------------------
                                                                                       1996            1995           1994
                                                                                       ----            ----           ----
Cash flows from operating activities:
  Net income (loss)  ........................................................    $    155,414     $ (8,786,924)    $(15,720,742)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization .........................................         908,342        1,774,611        2,838,326
      Gain on sale of Hong Kong property ....................................        (119,000)
      Write off of barter credits ...........................................                          976,000
      Write down of investment in Hong Kong property ........................                        1,578,000
      Issuance of preferred stock in arbitration settlement .................                          120,000
      Deferred income taxes .................................................                                           273,200
      Realized and unrealized (gain) loss on marketable
         securities .........................................................                           (46,069)          6,421
      Cumulative effect of change in accounting principle ...................                                           (74,790)
      Loss from Celt Specialty Partners, Inc. ...............................                                           248,020
      Changes in  operating  assets and  liabilities  (net of the  effects of acquisitions in 1996 and 1995):
         (Increase) decrease in:
             Accounts receivable ............................................       1,492,020          592,770        4,467,730
             Inventories ....................................................        (443,094)       1,241,092        1,220,926
             Prepaid and refundable income taxes ............................         219,545         (182,660)       2,738,136
             Prepaid expenses and other current assets ......................        (471,706)         253,987         (449,509)
             Other assets ...................................................         (43,462)          54,004          (30,574)
           Increase (decrease) in:
             Accounts payable ...............................................        (302,935)        (802,993)       1,089,311
             Due RGA Accessories, Inc. ......................................         (29,825)         (69,691)           3,318
             Accrued liabilities ............................................        (277,157)      (1,408,229)       1,046,297
             Income taxes payable ...........................................                         (473,422)           2,012
                                                                                 ------------     ------------     ------------
               Net cash provided by (used in) operating
                 activities .................................................       1,088,142       (5,179,524)      (2,341,918)
                                                                                 ------------     ------------     ------------
Cash flows from investing activities:
  Acquisition of property and equipment .....................................        (921,047)      (1,073,071)      (1,956,463)
  Acquisition of certain assets of Table Toys, Inc. .........................      (1,018,654)
  Net proceeds from the sale of the Hong Kong property ......................       3,088,489
  Purchase of marketable securities .........................................                       (2,908,731)     (24,089,091)
  Redemption of marketable securities .......................................                        7,551,463       29,712,702
  Investment in Celt Specialty Partners, Inc. ...............................                           (1,000)      (1,949,650)
                                                                                 ------------     ------------     ------------
               Net cash provided by investing activities ....................       1,148,788        3,568,661        1,717,498
                                                                                 ------------     ------------     ------------
Cash flows from financing activities:
  Payment of long-term debt .................................................      (2,246,000)        (316,000)        (312,000)
  Dividends paid ............................................................         (78,666)
                                                                                 ------------     ------------     ------------
              Net cash used in financing activities .........................      (2,324,666)        (316,000)        (312,000)
                                                                                 ------------     ------------     ------------
Net decrease in cash ........................................................         (87,736)      (1,926,863)        (936,420)
Cash - beginning of year ....................................................         241,443        2,168,306        3,104,726
                                                                                 ------------     ------------     ------------
Cash - end of year ..........................................................    $    153,707     $    241,443     $  2,168,306
                                                                                 ============     ============     ============

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Description of Business and Basis of Presentation:

Just Toys, Inc. (the "Company") designs, develops, manufactures, markets and distributes toys and sport products for children of various ages. The Company's principal customers are located in the United States and consist primarily of toy stores and mass merchandisers, and to a lesser extent, discount drug chains, supermarket chains, sporting goods stores, catalogers and gift stores. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries described below. Significant intercompany balances and transactions have been eliminated in consolidation.

In September 1992, the Company organized a wholly-owned foreign subsidiary, Just Toys Products, Limited ("JTP"), which was incorporated in Hong Kong. In October 1993, the Company organized a wholly-owned foreign subsidiary, Joyful World Enterprises, Limited ("JWE"), which was incorporated in Hong Kong.

The consolidated financial statements include the following applicable to the foreign subsidiaries:


                                                     December 31,
                                       ----------------------------------------
                                            1996         1995           1994
                                       -----------   -----------    -----------
Assets .............................    $1,125,694   $ 4,167,473     $6,205,145
Liabilities ........................       894,679     4,255,930      4,002,308
Stockholder's equity (deficit) .....        41,021       (88,457)     2,202,837
Revenues ...........................     5,431,127     4,772,364      9,254,786
Net income (loss) ..................       129,478    (2,291,294)       (90,030)

In May 1994, a newly formed wholly-owned subsidiary of the Company, Just Manufacturing, Inc. ("JMI") entered into a 50% joint venture with Celt Specialty Products, Inc. ("Products") by jointly forming a corporation called Celt Specialty Partners, Inc. ("Celt"). Celt is a manufacturer of foam and plastic toys, sporting goods and other specialty toy products; Just Toys, Inc. was the principal customer of Celt in 1994. Operations of JMI and Celt are included from May 10, 1994, the date of inception. The Company's investment and advances to Celt were accounted for under the equity method in 1994. During 1994, the Company recognized the loss in excess of the other partners' investment. On April 23, 1995, the Company purchased the remaining 50% joint interest in Celt. The accounts of Celt are consolidated with the Company from January 1, 1995.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Description of Business and Basis of Presentation:
(continued)

On January 22, 1996, the Company executed an agreement to purchase certain assets of Table Toys, Inc. ("Table Toys"). The Table Toys products include a line of play tables which are compatible with most brands of toy construction blocks and a line of toy construction blocks. The acquisition closed on June 28, 1996. On February 1, 1996, the Company acquired the toy line and the rights to use the "Welsh" name for toys from Welsh Company, Inc. ("Welsh"). The Welsh toy line consists of doll carriages and strollers.

NOTE 2 - Summary of Significant Accounting Policies:

Marketable securities:

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement prior period financial statements have not been restated to reflect the change in accounting principle. The marketable securities are classified as available-for-sale and consist substantially of United States Treasury bills and notes. Unrealized losses at December 31, 1994 were $81,211. The Company had realized losses of $35,141 in 1995 and $213,698 in 1994. The cumulative effect as of January 1, 1994 of adopting SFAS 115 decreased the loss by $74,790 or $0.02 per share. There was no tax benefit attributable to the unrealized loss. The opening balance of the stockholders' equity as of January 1, 1994 was decreased by $74,790 to reflect the net unrealized holding losses on securities classified as available-for-sale, with unrealized gain and losses, reported in a separate component of stockholders' equity. Realized gains and losses are based on the costs of securities sold using the specific identification method. If a decline in value of available-for-sale securities is judged to be other than temporary, the decline in value is included in income. Interest and dividend income on securities are included in income.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Summary of Significant Accounting Policies:  (continued)

Inventories:

Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company supplies certain purchased material components used in its product lines to third-party manufacturers.

Property and equipment:

Assets are stated at cost. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. The molds and tools are depreciated using the straight-line method over the life of the related product licensing agreement, if applicable, or three years, whichever is less. Obsolete molds and tools are written-off when no longer being used. Depreciation and amortization lives and methods used are as follows:


                                            Method         Life
                                         -------------   ----------
        Buildings . . . . . . . . . . .  Straight-line   40 Years
        Molds and tools . . . . . . . .  Straight-line    3 Years
        Manufacturing equipment . . . .  Accelerated      7 Years
        Furniture, fixtures and office
          equipment . . . . . . . . . .  Accelerated     5-7 Years
        Leasehold improvements. . . . .  Straight-line   Shorter of
                                                             life of
                                                             lease or
                                                             useful
                                                             life


Income taxes:

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

Research and product development costs:

Expenditures for research and product development costs are charged to operations as incurred. Amounts of research and product development costs were approximately $62,800, $324,300 and $953,700 during 1996, 1995 and 1994, respectively.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Summary of Significant Accounting Policies:  (continued)

Royalties:

The Company enters into agreements to license trademarks, copyrights, patents and inventions. The Company expenses royalties at the time the related product is sold. The agreements may call for minimum amounts of royalties to be paid in advance and throughout the term of the agreement which are nonrefundable in the event that product sales fail to meet certain minimum levels. Advance royalties resulting from such transactions are stated at amounts estimated to be recoverable from future sales of the related products. Prepaid and future guaranteed royalties applicable to discontinued products or where sales were below expectations are also expensed.

Advertising costs:

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 1996, 1995 and 1994 amounted to $225,000, $593,000 and $2,332,000, respectively.

Income (loss) per share attributable to common stockholders:

Income (loss) per share attributable to common stockholders is based on the weighted average number of shares and common share equivalents, if dilutive, outstanding during each year. The preferred stock is not considered to be common stock equivalents and assumed conversion would be anti-dilutive.

Foreign currency translation:

Assets and liabilities are translated at year-end rates of exchange. Income and expense accounts are translated at the average of exchange rates in effect during the period. Realized foreign exchange transaction gains and losses are included in income and are not material. The cumulative foreign currency adjustment was not material.

Use of estimates:

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

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Summary of Significant Accounting Policies:  (continued)

Stock-based compensation:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for transactions after December 15, 1994 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations with pro forma disclosure of what net income and earnings would have been had the Company adopted the new fair value method. The Company has elected to continue to account for its stock issued to employees in accordance with APB 25.

Goodwill:

Goodwill represents the cost in excess of the fair market value of the net assets acquired of Table Toys. Goodwill is being amortized on a straight-line basis over 15 years. Amortization of goodwill for the year ended December 31, 1996 and accumulated amortization at December 31, 1996 approximated $22,800.

Accretion of Preferred Stock B:

The redemption value of the Series B Convertible Redeemable Preferred Stock is being accreted using the interest method for redemption on December 31, 2005.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of:

The Company accounted for the impairment of long-lived assets at the time management decided to dispose of such assets. In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996 and does not believe that any of its long-lived assets are impaired.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - Acquisition:

On January 22, 1996, the Company entered into an agreement to purchase certain assets of Table Toys. Because Table Toys had filed a petition under Chapter 11 of the Federal Bankruptcy laws, the acquisition was subject to approval by the Bankruptcy Court. The acquisition was approved on May 9, 1996 and closed on June 28, 1996.

The Company accounted for the acquisition under the purchase method of accounting and allocated the purchase price as follows:

 Assets acquired:

 Inventories. . . . . . . .                 $  400,000
 Property and Equipment . .                    877,439
 Goodwill . . . . . . . . .                    683,147
                                            ----------
                                            $1,960,586
                                            ==========

The acquisition of the above assets was financed as follows:

 Cash paid. . . . . . . . .                 $  391,291
 Series B Convertible
   Redeemable Preferred Stock                  941,932
 Other expenses incurred. .                    627,363
                                            ----------
                                            $1,960,586
                                            ==========

The consideration paid for the assets acquired included 538,243 shares of Series B Convertible Redeemable Preferred Stock with a liquidation value of $3.625 per share (See Note 4). Such shares were valued at approximately $1.75 per share at the time of the acquisition. The Company also issued warrants to purchase an aggregate of 60,000 shares of the Company's Common Stock at $3.625 per share. The value of the warrants were considered not material. Other expenses incurred include professional and related costs.

All of the sales, and related cost of sales, of Table Toys products for 1996 are included in the results of operations of the Company for the year ended December 31, 1996. Prior to the Company's acquisition of Table Toys, Table Toys, Inc. incurred an operating loss during the six months ended June 30, 1996 of approximately $565,000 (unaudited), primarily related to the Bankruptcy proceedings. Pro forma unaudited summary results of operations for the year ended December 31, 1995, assuming the acquisition occurred at the beginning of the year, is as follows:

 Revenue. . . . . . . . . .                 $25,082,000
 Net loss . . . . . . . . .                 (12,326,000)
 Net loss applicable to
   common stockholders. . .                 (12,584,000)
 Net loss applicable to
   common stockholders
   per share. . . . . . . .                 $    (3.03)

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - Preferred Stock:

Series A Convertible Redeemable Preferred Stock

The Board of Directors of the Company has authorized 150,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with par value $1.00 per share of which 120,000 shares are issued and outstanding. The Series A Stock ranks senior to the Company's common stock, par value $0.01 per share ("Common Stock") with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series A Stock has a cumulative preferred quarterly dividend of 6% per annum of the Series A Liquidation Value (as defined below) payable either in cash or additional shares of Series A Stock, at the Company's option. As long as any shares of the Series A Stock remain outstanding, no cash dividends may be paid on the Common Stock nor can Common Stock be acquired by the Company unless all accrued and unpaid dividends have been paid on the Series A Stock. The Series A Stock has a liquidation preference over the Common Stock in an amount equal to $1.00 per share (the "Series A Liquidation Value") plus dividends accrued and unpaid. At the holder's option until December 31, 1998, the Series A Stock is convertible into Common Stock at a conversion price of $2.00 per share (subject to certain adjustments). The Series A Stock is redeemable at the Series A Liquidation Value plus dividends accrued and unpaid at the Company's option at any time.

Series B Convertible Redeemable Preferred Stock

The Board of Directors of the Company has also authorized 650,000 shares of non-voting Series B Convertible Redeemable Preferred Stock ("Series B Stock") with par value $1.00 per share of which 538,243 are issued and outstanding. The Series B Stock ranks senior to the Common Stock and junior to the Series A Stock with respect to dividend rights and rights on liquidation, winding up and dissolution. The Series B Stock has a cumulative preferred quarterly dividend of 7% per annum of the Series B Liquidation Value (as defined below) payable either in cash or additional shares of Series B Stock, at the Company's option. As long as any shares of the Series B Stock remain outstanding, no cash dividends can be paid on the Common Stock nor can Common Stock be acquired by the Company unless all accrued and unpaid dividends have been paid on the Series B Stock and any required redemptions have been provided for. The Series B Stock has a liquidation preference over the Common Stock in an amount equal to $3.625 per share (the "Series B Liquidation Value") plus dividends accrued and unpaid. At the holder's option, the shares of Series B Stock are convertible in Common Stock at a rate of one share of Common Stock for each share of Series B Stock (subject to certain adjustments). After December 30, 1996, the Series B Stock is redeemable at the Company's option at the Series B Liquidation Value plus dividends accrued and unpaid.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - Preferred Stock: (continued)

The Series B Stock is subject to mandatory redemption through the operation of a sinking fund at the Series B Liquidation Value plus dividends accrued and unpaid. The Company is required, at its option, to redeem or set apart for payment, on each December 31 commencing 2001 and ending 2004, an amount sufficient to redeem 10% of the Series B Stock issued and any additional shares issued as dividends on such shares. The Company may apply as a credit against its sinking fund obligations any shares which have been previously redeemed or converted. All remaining and outstanding shares shall be redeemed on December 31, 2005 at the Series B Liquidation Value plus dividends accrued and unpaid.

NOTE 5 - Accounts Receivable and Allowances:

On July 26, 1995, the Company entered into a Factoring Agreement with Milberg Factors, Inc. ("Milberg") pursuant to which Milberg agreed to purchase the Company's domestic accounts receivable on a non-recourse basis, and to advance to the Company, at the Company's request, the lesser of 85% of total accounts receivable or $1,750,000. Effective February 1, 1996, the agreement was amended to increase the amount of the advance to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is .65% of receivables. Advances bear interest at the rate of prime (at December 31, 1996 - 8.25%) plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the Company's inventory located in the United States. Such advances also will bear interest at the rate of prime plus one percent.

Accounts receivable and amounts due from factor consists of the following:

                                                              December 31,
                                                       --------------------------
                                                           1996          1995
                                                       -----------    -----------
Accounts Receivable - factor .......................   $ 3,897,563    $ 3,206,600
Borrowings from factor .............................    (3,649,628)      (881,024)
                                                       -----------    -----------

Net due from factor ................................       247,935      2,325,576
Accounts receivable - trade ........................       642,643        471,022
                                                       -----------    -----------

   Total accounts receivable .......................       890,578      2,796,598

Less: Accounts receivable allowances ...............      (603,000)    (1,017,000)
                                                       -----------    -----------

      Total accounts receivable, net
         of allowances .............................   $   287,578    $ 1,779,598
                                                       ===========    ===========

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - Accounts Receivable and Allowances: (continued)

The accounts receivable allowances consists of the following:


                                               December 31,
                                         -----------------------
                                            1996         1995
                                         ----------   ----------
Returns, allowances and discounts ....   $  553,000   $  911,000
Doubtful accounts ....................       50,000      106,000
                                         ----------   ----------

          T o t a l ..................   $  603,000   $1,017,000
                                         ==========   ==========


NOTE 6 - Inventories:

Inventories consist of the following:


                                               December 31,
                                         -----------------------
                                            1996         1995
                                         ----------   ----------
Finished goods .......................   $2,758,085   $2,178,278
Material components and supplies .....    1,355,215    1,091,928
                                         ----------   ----------

         T o t a l ...................   $4,113,300   $3,270,206
                                         ==========   ==========

NOTE 7 - Prepaid expenses and other current assets:

Prepaid expenses and other current assets consist of the following:


                                               December 31,
                                         -----------------------
                                            1996         1995
                                         ----------   ----------
Prepaid Royalties ....................   $  288,881   $   85,837
Prepaid Insurance ....................      253,869      224,034
Other ................................      575,378      336,551
                                         ----------   ----------

         T o t a l ...................   $1,118,128   $  646,422
                                         ==========   ==========

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Property and Equipment:

Property and equipment consists of the following:

                                                    December 31,
                                              -----------------------
                                                 1996         1995
                                              ----------   ----------
          Property and equipment at cost:

             Land. . . . . . . . . . . . . .  $  325,000   $  325,000
             Building. . . . . . . . . . . .     725,000      725,000
             Molds and tools . . . . . . . .   2,730,935    3,817,878
             Manufacturing equipment . . . .   1,698,038      797,401
             Furniture, fixtures and
               office equipment. . . . . . .   1,106,402      896,361
             Leasehold improvements. . . . .     373,654      291,756
                                              ----------   ----------

                                               6,959,029    6,853,396

             Less:
               Accumulated depreciation
                  and amortization . . . . .   3,454,561    4,199,694
                                              ----------   ----------

                       T o t a l . . . . . .  $3,504,468   $2,653,702
                                              ==========   ==========


NOTE 9 - Investment in Celt Specialty Partners, Inc.:

On April 23, 1995, the Company purchased the remaining 50% joint interest in Celt. The accounts of Celt are consolidated with the Company from January 1, 1995.

Selected financial information of Celt for the period from May 10, 1994 (date of inception) to December 31, 1994 are as follows:

        Revenue . . . . . . . . . . . . . . . . . . . . $1,231,229
        Net loss. . . . . . . . . . . . . . . . . . . .   (248,120)

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Long-term Debt:

In November 1993, JTP acquired approximately 5,899 square feet of office space in Hong Kong. The Company financed approximately $2,900,000 of the purchase price with a mortgage loan payable over a period of eight years at a fluctuating interest rate equal to the Hong Kong prime rate (at December 31, 1995 - 7.5%) plus 1-1/4% per annum. The Company guaranteed the obligation of JTP with respect to such mortgage loan. The net book value of the property was written down to $2,907,000 at December 31, 1995 to reflect the Company's estimate of the carrying value of the property as of December 31, 1995, and is reflected as property held for sale.

On March 22, 1996, the Company executed an agreement to sell its Hong Kong property, which closed on April 30, 1996. Proceeds from the sale, net of transaction costs, amounted to approximately $3,088,000, and a portion of those proceeds were used to repay the long-term mortgage loan outstanding. The Company presently leases smaller premises in Hong Kong.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - Related Party Transactions:

Administrative services:

A principal in RGA Accessories, Inc. ("RGA") is also an officer, director and shareholder of the Company. RGA has previously performed certain administrative services for the Company. Under an agreement dated in August 1992, RGA was compensated through December 31, 1995 on a formula based on the Company's sales. Commencing in 1996, the Company began assuming internally the functions and services previously provided by RGA to the Company. RGA continued to provide computer-related services during 1996. For such services, the Company paid RGA a fixed monthly retainer. The Company incurred approximately $260,000, $668,000 and $877,000 for such services in 1996, 1995 and 1994, respectively.

Yick Bo Trading Limited ("Yick Bo") performs certain administrative services for JTP and JWE. The Company incurred approximately $123,000, $293,000 and $217,000 for such services in 1996, 1995 and 1994, respectively. A principal and a shareholder of Yick Bo is an officer, director and shareholder of the Company.

As of December 31, 1996, the Company terminated its U.S. and Hong Kong services with RGA and Yick Bo and will perform all of these services internally.

Warehouse rent and services:

The Company leased space in a public warehouse from a partnership in which a shareholder, officer and director of the Company is a general partner. Rental and warehouse expenses for such premises was approximately $18,700, $113,100 and $335,600 in 1996, 1995 and 1994, respectively.

Consulting fees:

During 1995 and 1994, the Company incurred expenses of $27,500 and $80,000, respectively, to a director for consulting fees.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Accrued Liabilities:

Accrued liabilities consist of the following:


                                                    December 31,
                                              -----------------------
                                                 1996         1995
                                              ----------   ----------
          Royalties. . . . . . . . . . . . .  $  181,311   $  728,548
          Insurance. . . . . . . . . . . . .     160,654
          Other. . . . . . . . . . . . . . .     963,639      854,213
                                              ----------   ----------
                    T o t a l. . . . . . . .  $1,305,604   $1,582,761
                                              ==========   ==========


NOTE 13 - Commitments, Contingencies and Other Matters:

License agreements:

The Company develops and produces certain products under license agreements with third parties. The amounts paid periodically under the terms of these agreements range from 2% to 16% of the net sales of the licensed products. The Company is obligated for guaranteed minimum royalty and other license payments at December 31, 1996 as follows:


              1997. . . . . . . . . . . . . . .  $348,000
              1998. . . . . . . . . . . . . . .    95,000
              1999. . . . . . . . . . . . . . .     -0-
              2000. . . . . . . . . . . . . . .     -0-
              2001. . . . . . . . . . . . . . .   175,000
                                                 --------
                        T o t a l . . . . . . .  $618,000
                                                 ========


                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - Commitments, Contingencies and Other Matters:  (continued)

Leases:

Minimum annual rentals under leases expiring at various times through the year 2008 for showroom, merchandising and warehouse facilities as at December 31, 1996 are as follows:

              1997. . . . . . . . . . . . . . .$  464,000
              1998. . . . . . . . . . . . . . .   234,000
              1999. . . . . . . . . . . . . . .   141,000
              2000. . . . . . . . . . . . . . .    86,000
              2001. . . . . . . . . . . . . . .   101,000
              Thereafter. . . . . . . . . . . .   617,000
                                                ---------
                        Total . . . . . . . . .$1,643,000
                                               =========

Rent expense  approximated  $332,000,  $259,000 and $326,000 for 1996,  1995 and
1994, respectively.

Letters of credit:

As of December 31, 1996, the Company had an outstanding letter of credit of $75,000.

Litigation:

In October 1995, the Company settled an arbitration proceeding and an accompanying lawsuit brought by the former Chairman of the Board and Chief Executive Officer of the Company, and the former President and Chief Operating Officer of the Company seeking damages for lost compensation by payment of $594,000 and the issuance of 120,000 shares of Series A Stock.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - Commitments, Contingencies and Other Matters:  (continued)

Litigation:  (continued)

The Company received approximately 1,000 complaints concerning its Micro-Bake for Kids'tm' (the "Micro-Bake") product, all of which have been paid or accrued for as of December 31, 1996 and 1995. The Company discontinued selling this product in 1995. Virtually all of the complaints assert damage to the Micro-Bake product and many complaints assert damage to the consumer's microwave oven. The Company has product liability insurance related to this matter. The Company is expected to be responsible for approximately 50% of such claims and the insurance company is expected to pay the balance.

In July 1996, the United States District Court for the Northern District of California granted summary judgment in favor of the Company and the other defendants in a lawsuit commenced in April 1995 by OddzOn Products, Inc. Oddzon Products, Inc. alleged that the Company's Micro Ultra Pass'r' and Ultra Pass'r' infringed a design patent allegedly owned by the plaintiff and constituted trade dress infringement and unfair competition. The Court's decision held that the Company's products do not infringe the plaintiff's rights in any way. Oddzon Products, Inc. has appealed that decision. The Company does not believe that its products infringe any rights of the plaintiff, and the Company is contesting the action.

Deferred compensation plan:

Effective January 1, 1993, the Company became a participating employer with RGA in a Deferred Compensation Plan (the "RGA Plan") which qualifies under Section 401(a) of the Internal Revenue Code. Under the terms of the RGA Plan, eligible employees can defer up to 20% of their gross compensation annually. The Company may, but is not required to, make additional contributions in amounts authorized by the Company's Board of Directors (subject to limitations). Effective January 1, 1996, the Company established a defined contribution plan (the "New Plan") under Section 401(k) of the Internal Revenue Code. The New Plan replaces the RGA Plan. All of the Company's employee accounts from the RGA Plan were transferred to the New Plan during 1996. The Company has elected not to make contributions to these plans for the years ended December 31, 1996, 1995 and 1994.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - Commitments, Contingencies and Other Matters:  (continued)

Concentration of credit risk:

The Company places its cash at various banking institutions and Milberg Factors, Inc. At times, such amounts might be in excess of the FDIC insurance limit at the banking institutions. Amounts due from Milberg Factors, Inc. are not covered by insurance.

NOTE 14 - Major Customers:

In each of the past three years, the Company has had two customers which each individually represented greater than 10% of net sales. Sales to these customers totaled 57%, 53% and 44% of net sales in 1996, 1995 and 1994, respectively. The termination by either of these customers of its relationship with the Company would have a material adverse effect on the Company.

NOTE 15 - Income Taxes:

The provision for income taxes consists of the following:


                                         Year Ended December 31,
                                    ----------------------------------------
                                       1996        1995        1994
                                    ----------  ---------   ---------
   Federal:
          Current . . . . . . . . .  $    -      $    -
          Deferred. . . . . . . . .                         $ 190,600
        State and local:
          Current . . . . . . . . .
          Deferred. . . . . . . . .                            82,600
        Foreign:
          Current . . . . . . . . .                             2,012
          Deferred. . . . . . . . .
                                      ----------  ---------  --------
                 Total. . . . . . .  $    -      $    -     $ 275,212
                                      ==========  =========  ========

Deferred  income  tax  expenses  arose  primarily  from  temporary   differences
associated with the following:

                                          Year Ended December 31,
                                     ---------------------------------
                                         1996       1995       1994
                                     ----------  ---------- ---------
        Depreciation. . . . . . . .  $     -     $    -     $ 142,800
        Capitalization of
          inventory costs . . . . .                            58,400
        Estimated allowances. . . .                            72,000
                                      ----------  ---------  --------
                      Total . . . .  $     -     $    -     $ 273,200
                                      ==========  =========  ========

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - Income Taxes:  (continued)

The tax effects of principal temporary differences and net operating losses are as follows:

                                      Year Ended December 31,
                                    ---------------------------
                                        1996           1995
                                    -----------    -----------
     Asset:

        Estimated allowances. . .  $   254,000     $   430,000
        Capitalization of
          inventory . . . . . . .       48,000          37,000
        Net operating loss. . . .    3,300,000       3,400,000
                                    ----------      ----------
                                     3,602,000       3,867,000

     Liability:

        Depreciation. . . . . . .      (34,971)        (74,971)

        Valuation allowance
          for deferred taxes. . .   (3,583,000)     (3,808,000)
                                    ----------      ----------
            T o t a l.  . . . . .  $   (15,971)     $  (15,971)
                                    ==========      ==========

The valuation allowance at December 31, 1994 was approximately $7,356,000.

The differences between the statutory Federal income tax rate of 34% and the income taxes reported in the statements of operations are as follows:


                                                  Year Ended December 31,
                                            ------------------------------------
                                              1996        1995          1994
                                            --------   -----------   -----------
         Income (loss) before income taxes:
             United States. . . . . . .     $ 25,936   $(6,495,630) $(15,430,290)
             Foreign. . . . . . . . . .      129,478    (2,291,294)      (90,030)
                                             -------    ----------   -----------

                                            $155,414   $(8,786,924) $(15,520,320)
                                             =======    ==========   ===========

         Statutory rate . . . . . . . .     $ 52,841   $(2,987,554) $ (5,276,909)
         Utilization of benefit of tax
           loss carryforward. . . . . .      (12,381)
         Loss from which no tax
           benefit was provided . . . .                  2,977,820     5,550,109
         Difference between U.S.
           Federal statutory rate and
           foreign effective rate . . .                                    2,012
         Foreign income not subject
           to tax . . . . . . . . . . .      (40,460)
         Other. . . . . . . . . . . . .                      9,734
                                             -------    ----------   -----------
             Total tax provision
             (benefit). . . . . . . . .    $   -0-      $    -0-     $   275,212
                                            ========    ==========   ===========

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - Income Taxes:  (continued)

Undistributed foreign income:

At  December  31,  1996,  JTP  had   approximately   $600,000  of  undistributed
accumulated earnings. If the amounts were paid in the form of dividends, the Company would apply this income against the net operating loss carryforwards.

Net operating loss:

The Company has a net operating loss carryforward of approximately $22,000,000 as at December 31, 1996. Approximately $900,000 expires by 2008, $14,100,000 by 2009, $6,700,000 by 2010 and $300,000 by 2011. However, pursuant to Section 382 of the Internal Revenue Code the future utilization of approximately $21,000,000 of these operating loss carryforwards are significantly limited due to ownership changes. Based on management's estimates, the annual limitation on such net operating loss carryforwards is approximately $500,000.

NOTE 16 - Supplemental Cash Flow Information:

Payments for interest expense were $384,114, $234,901 and $232,169 for 1996, 1995 and 1994, respectively.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Stock Options:

Stock Option Plan

Effective August 10, 1992, the Company adopted the 1992 Incentive and Non-Qualified Stock Option Plan (the "Plan"), which will terminate on August 9, 2002. Under the terms of the Plan, options to purchase shares of common stock of the Company intended to qualify as "incentive stock options" and non-qualified stock options may be granted to employees and directors of the Company and independent contractors providing services to the Company. A total of 1,000,000 shares of Common Stock are issuable under the Plan. Options are exercisable within ten years of the date of grant.

Detail of stock options are as follows:



                                                                     Weighted                           Weighted
                                                                     Average                            Average
                                                                     Exercise        Number of          Price per
                                                   Number of         Price per        Shares          Exercisable
                                                    Shares            Share         Exercisable           Share
                                                    ------            -----         -----------           -----

Balance - December 31, 1993. . .                    239,999           $12.94
Granted and repriced - 1994. . .                    371,497             5.69
Canceled - 1994. . . . . . . . .                   (222,999)          (11.28)
                                                   -------

Balance - December 31, 1994. . .                    388,497           $ 6.96           39,000            $10.90
                                                                                      =======
Granted - 1995 . . . . . . . . .                    234,000             2.35
Canceled - 1995. . . . . . . . .                   (171,250)           (6.40)
                                                   -------

Balance - December 31, 1995. . .                    451,247           $ 4.78          140,033            $ 6.56
                                                                                      =======
Granted - 1996 . . . . . . . . .                    171,000             1.89
Canceled - 1996. . . . . . . . .                    (59,900)           (2.78)
                                                   -------

Balance - December 31, 1996. . .                    562,347           $ 4.11          206,298            $ 5.92
                                                   ========                           =======

The exercise price of options outstanding at December 31, 1996 ranged from $1.25 to $14.125.

The Company has not recorded a charge for financial reporting purposes for the issuance and repricing of the above stock options because the options were issued or repriced at exercise prices equal to or greater than the fair value of the Company's common stock or the difference between the exercise price and the fair value was immaterial.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 - Stock Options: (continued)

Other

Pursuant to an agreement between an officer of the Company and the Company in December 1996, the Company granted the officer a fully vested and exercisable ten year option to purchase up to 50,000 shares of Common Stock at an exercise price of $1.50 per share, the market price of the stock at the time of the grant. The Company has agreed to grant to the officer an additional fully vested and exercisable ten year option to purchase up to 50,000 shares of the Common Stock on June 30, 1997 at an exercise price equal to the closing price of the Common Stock on the Nasdaq Stock Market on such date. Neither of such options is governed by the Company's Plan and are subject to stockholder approval. Both of such options will remain outstanding for their full term until exercised, whether or not the officer is still affiliated with the Company.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995:


                                          1996          1995
                                          ----          ----
 Risk free rate. . . . . . . . . . . .    6.58%           6.58%
 Dividend yield. . . . . . . . . . . .      0%              0%
 Volatility factor of the expected
   price of the Company's Common Stock    1.051           1.051
 Average life (years). . . . . . . . .      5               5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - Stock Options: (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                          1996         1995
                                          ----         ----
 Pro forma net loss
   attributable to common
   stockholders. . . . . . . . . . . .  $(12,250)  $(8,813,226)

 Pro forma net loss
   per share attributable to
   common stockholders . . . . . . . .  $   -      $  (2.12)

The  weighted  average  fair value of  options  granted  during the years  ended
December   31,   1996  and  1995  were  $1.19  and  $1.26,   respectively.   The
weighted-average remaining contractual life of those options is 9.2 years.

As of December 31, 1996, 1,908,243 shares of the Company's Common Stock were reserved for issuance on the exercise of stock options and warrants and the redemption of preferred stock.

NOTE 18 - Warrants:

In connection with a public offering of the Company's Common Stock in October 1992, the Company sold warrants to its underwriters for $100 to purchase up to 100,000 shares of common stock, exercisable for a period of four years from October 1, 1993 through October 1, 1997 at $12.60 per share. On January 1, 1996, the Company issued warrants to its investment banker to purchase 100,000 shares of common stock at $3.625 per share, which expire on December 31, 2000. In connection with the acquisition of the assets of Table Toys, warrants were issued to various individuals to purchase 60,000 shares of common stock at $3.625 per share, which expire on June 26, 2001.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19 - Business Segments:

Foreign operations and sales for the year ended December 31, 1996 are as follows:


                    United
                    States      Hong Kong*  Eliminations Consolidated
                  ------------  ----------  ------------ ------------
Net sales. . . .  $16,624,657   $5,431,127                $22,055,784
                   ==========    =========                 ==========

Operating income  $   226,720   $  213,595                $   440,315
                   ==========    =========
Interest expense                                             (545,800)
Interest and
  dividend income                                              12,927
Other income . .                                              247,972
                                                           ----------
Income before
  income taxes .                                          $   155,414
                                                           ==========
Identifiable
  assets at
  December 31,
  1996 . . . . .  $ 9,912,752   $1,012,088  $(1,092,456)  $ 9,832,414
                   ==========    =========   ==========
Corporate assets                                              153,707
                                                           ----------
Total assets . .                                          $ 9,986,121
                                                           ==========

* Hong Kong includes approximately $4,336,000 of net sales F.O.B. Hong Kong, which may have been shipped to customers in the United States and other destinations.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - Business Segments:  (continued)

Foreign operations and sales for the year ended December 31, 1995 are as follows:


                    United
                    States      Hong Kong*  Eliminations Consolidated
                   ----------   ---------   ------------ ------------
Net sales. . . .  $14,815,984   $4,772,364                $19,588,348
                   ==========    =========                 ==========

Operating (loss)  $(5,608,218)  $ (457,978)               $(6,066,196)
                   ==========    =========
Interest expense                                             (357,562)
Interest and
  dividend income                                             141,440
Write-down of
  investment in
  Hong Kong
  property . . .                                           (1,578,000)
Settlement of
  arbitration &
  related legal
  expenses . . .                                             (909,594)
Other expense. .                                              (17,012)
                                                           -----------
(Loss) before
  income taxes .                                          $(8,786,924)
                                                           ===========
Identifiable
  assets at
  December 31,
  1995 . . . . .  $ 8,822,249   $4,031,835  $(1,272,169)  $11,581,915
                   ==========    =========   ==========
Corporate assets                                              241,443
                                                           ----------
Total assets . .                                          $11,823,358
                                                           ==========

* Hong Kong includes approximately $4,000,000 of net sales F.O.B. Hong Kong, which may have been shipped to customers in the United States and other destinations.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - Business Segments:  (continued)

Foreign operations and sales for the year ended December 31, 1994 are as follows:


                    United
                    States      Hong Kong*  Eliminations Consolidated
                  -----------   ----------  ------------ ------------
Net sales. . . . $ 14,620,250   $9,254,786               $ 23,875,036
                  ===========    =========                ===========
Operating (loss)
  income . . . . $(15,570,333)  $   80,984               $(15,489,349)
                  ===========    =========
Interest expense                                             (284,652)
Interest and
  dividend income                                             467,379
Other expense. .                                             (213,698)
                                                          -----------

(Loss) before
  income taxes .                                         $(15,520,320)
                                                          ===========
Identifiable
  assets at
  December 31,
  1994 . . . . . $ 10,808,173   $6,159,388    $(611,539) $ 16,356,022
                  ===========    =========     ========
Corporate assets                                            6,683,758
                                                          -----------

Total assets . .                                         $ 23,039,780
                                                          ===========

* Hong Kong includes approximately $7,089,000 of net sales F.O.B. Hong Kong, which may have been shipped to customers in the United States and other destinations.

                                                                     SCHEDULE II

                        JUST TOYS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------------------------------------------
             Column A                                    Column B                Column C                 Column D        Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Additions
                                                                        ---------------------------
                                                                           (1)             (2)
                                                                                        Charged to
                                                         Balance at      Charged to       Other                          Balance at
                                                         Beginning       Costs and      Accounts -       Deductions-      End of
                                                          of Period       Expenses       Describe         Describe        Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
   Allowance for doubtful accounts ................      $  106,000      $    4,875                      $   60,875      $   50,000
   Allowance for sales returns, discounts and
     allowances ...................................         911,000         847,461                       1,205,461         553,000
                                                         ----------      ----------                      ----------      ----------

          T o t a l ...............................      $1,017,000      $  852,336                      $1,266,336      $  603,000
                                                         ==========      ==========                      ==========      ==========

Year ended December 31, 1995:
   Allowance for doubtful accounts ................      $  152,000      $   28,218                      $   74,218      $  106,000
   Allowance for sales returns, discounts and
     allowances ...................................       1,055,000         784,469                         928,469         911,000
                                                         ----------      ----------                      ----------      ----------

          T o t a l ...............................      $1,207,000      $  812,687                      $1,002,687      $1,017,000
                                                         ==========      ==========                      ==========      ==========

Year ended December 31, 1994:
   Allowance for doubtful accounts ................      $  112,000      $  117,331                      $   77,331      $  152,000
   Allowance for sales returns, discounts and
     allowances ...................................         846,000       4,922,490      $  286,023       4,999,513       1,055,000
                                                         ----------      ----------      ----------      ----------      ----------

          T o t a l ...............................      $  958,000      $5,039,821      $  286,023      $5,076,844      $1,207,000
                                                         ==========      ==========      ==========      ==========      ==========


(1) Write off of uncollectibles and sales returns, discounts and allowances.

(2) Selling expense related to returned merchandise.


                          STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as .................   'r'