Form 10-Q
period 1997-03-31
JUST TOYS INC
filed 1997-05-15
CIK 890639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q
(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                                ----------------

                         COMMISSION FILE NUMBER 0-20612

                                ----------------

                                JUST TOYS, INC.
             (Exact Name of Registrant as specified in its Charter)

                                ----------------


           DELAWARE                                     13-3677074
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)


50 WEST 23RD STREET, NEW YORK, NEW YORK                    10010
(Address of principal executive offices)                (Zip Code)



              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (212) 645-6335


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes X      No __
                        --

The aggregate number of the Registrant's shares outstanding on May 13, 1997 was 4,150,000 shares of Common Stock, par value $.01 per share

                        JUST TOYS, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----
                                                                      PAGE
                                                                      ----
    PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements:


                Consolidated Balance Sheets - March 31, 1997
                and 1996 (unaudited) and December 31, 1996............  1

                Consolidated Statements of Operations (unaudited)
                for the Three Months Ended March 31, 1997 and 1996....  2

                Consolidated Statements of Cash Flows (unaudited)
                for the Three Months Ended March 31, 1997 and 1996....  3

                Notes to Consolidated Financial Statements (unaudited)  4

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........  7

    PART II - OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K......................  9

    SIGNATURES........................................................ 11

                        JUST TOYS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,               DECEMBER 31,
                                                              ----------------------------     ------------
                                                                  1997           1996              1996
                                                              -------------  -------------     ------------
ASSETS                                                                (Unaudited)
Current Assets:
   Cash.....................................................  $    120,504   $    430,725        $  153,707
 Accounts receivable, net of allowances of $732,000,
   $875,000 and $603,000 (Note 2)...........................        60,800        881,142           287,578
      Inventories (Note 3)..................................     4,475,589      2,735,097         4,113,300
      Prepaid and refundable income taxes...................        41,776         24,368            28,914
      Prepaid expenses and other current assets.............     1,342,555        932,598         1,118,128
                                                              ------------   ------------        ----------
       Total current assets.................................     6,041,224      5,003,930         5,701,627

Property and equipment, at cost, net of  accumulated
 depreciation and amortization..............................     3,483,448      2,521,507         3,504,468
Goodwill, net of accumulated amortization...................       648,991              -           660,376
Property held for sale (Note 5).............................             -      2,907,340                 -
Other assets................................................       112,299         91,112           119,650
                                                              ------------   ------------        ----------

          TOTAL.............................................  $ 10,285,962   $ 10,523,889        $9,986,121
                                                              ============   ============        ==========

LIABILITIES
Current liabilities:
      Current portion of long-term debt (Note 5)............  $          -   $    360,000   $             -
      Due to factor.........................................       909,663              -                 -
      Accounts payable......................................     1,927,393        885,994         1,622,532
      Due RGA Accessories, Inc..............................             -         52,850            15,417
      Accrued liabilities...................................       843,153      1,266,970         1,305,604
      Deposit received for property held for sale (Note 5)..             -        633,398                 -
                                                              ------------   ------------    --------------
       Total current liabilities............................     3,680,209      3,199,212         2,943,553

Long-term debt, less current portion (Note 5)...............             -      1,796,000                 -
Deferred income taxes.......................................        15,971         15,971            15,971
Series B Convertible Redeemable Preferred
 Stock, 650,000 shares authorized,
 538,243 shares issued and outstanding
 (liquidation value $1,951,131).............................      991,768              -           972,778
                                                             ------------   ------------     -------------
       Total liabilities and Series B Stock.................     4,687,948      5,011,183         3,932,302
                                                              ------------   ------------     -------------
Commitments and contingencies...............................


STOCKHOLDERS' EQUITY
Stockholders' equity (Note 4):
 Preferred stock, $1.00 par value, 1,000,000 shares
   authorized:
          Series A Convertible Redeemable Preferred
        Stock, 150,000 shares authorized, 120,000
         shares issued and outstanding (liquidation value
         $120,000)..........................................  $   120,000    $    120,000    $      120,000
      Common stock, par value $.01 per share, 15,000,000
       shares authorized, 4,150,000 issued and outstanding..        41,500         41,500            41,500
 Additional paid-in capital.................................    29,795,768     29,795,768        29,795,768
      Accumulated deficit...................................   (24,359,254)   (24,444,562)      (23,903,449)
                                                              ------------   ------------    --------------
       Total stockholders' equity...........................     5,598,014      5,512,706         6,053,819
                                                              ------------   ------------    --------------

          TOTAL.............................................  $ 10,285,962   $ 10,523,889    $    9,986,121
                                                              ============   ============    ==============

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------
                                                            1997          1996
                                                        ------------  ------------
                                                               (Unaudited)

Net Sales.........................................       $4,457,826    $4,173,874
Cost of goods sold................................        2,743,769     2,764,143
                                                         ----------    ----------
Gross profit......................................        1,714,057     1,409,731
                                                         ----------    ----------
Expenses:
   Merchandising, selling, warehousing and
   distribution...................................          904,041       810,560
   Royalties......................................          161,504       155,997
   General and administrative.....................          954,595       892,570
                                                         ----------    ----------
          Total...................................        2,020,140     1,859,127
                                                         ----------    ----------
Operating loss....................................         (306,083)     (449,396)
                                                         ----------    ----------
Other income (expenses):
   Interest expense...............................          (93,606)     (121,452)
   Interest and dividend income...................                -         3,242
   Other income...................................              674        72,395
                                                         ----------    ----------
Net loss..........................................         (399,015)     (495,211)
Preferred stock dividends and accretion (Note 4)..          (56,790)            -
                                                         ----------    ----------
Net loss attributable to common stockholders......       $ (455,805)   $ (495,211)
                                                         ==========    ==========

Weighted average common shares outstanding........        4,150,000     4,150,000
                                                         ==========    ==========

Per share data:

Net loss attributable to common stockholders......    $       (0.11)       $(0.12)
                                                         ==========    ==========


    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED MARCH 31,
                                                        -------------------------------
                                                               1997            1996
                                                          --------------  --------------
                                                                   (Unaudited)

Cash flows from operating activities:
 Net loss...............................................      $(399,015)    $  (495,211)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
          Depreciation and amortization.................        244,840         167,025
          Changes in operating assets and
       liabilities (net of the effects of acquisitions
        in 1996):
          (Increase) decrease in:
            Accounts receivable.........................        226,778         898,456
            Inventories.................................       (362,289)        535,109
       Prepaid and refundable income taxes..............        (12,862)        224,091
            Prepaid expenses and other current assets...       (224,427)       (286,176)
            Other assets................................          7,351         (14,924)
          Increase (decrease) in:
            Accounts payable............................        304,861      (1,039,473)
            Due RGA Accessories, Inc....................        (15,417)          7,608
            Accrued liabilities.........................       (462,451)       (315,791)
                                                              ---------     -----------
          Net cash used in operating activities.........       (692,631)       (319,286)
                                                              ---------     -----------

 Cash flows from investing activities:
   Deposit received for property held for sale..........              -         633,398
       Acquisition of property and equipment............       (212,435)        (34,830)
                                                              ---------     -----------
     Net cash (used in) provided by investing
      activities........................................       (212,435)        598,568
                                                              ---------     -----------
 Cash flows from financing  activities:
       Borrowings from factor...........................        909,663               -
       Payment of long-term debt........................              -         (90,000)
       Dividends paid...................................        (37,800)              -
                                                              ---------     -----------
          Net cash provided by (used in) financing
           activities...................................        871,863         (90,000)
                                                              ---------     -----------
Net decrease (increase) in cash.........................        (33,203)        189,282

Cash - beginning of period..............................        153,707         241,443
                                                              ---------     -----------

Cash - end of period....................................      $ 120,504     $   430,725
                                                              =========     ===========


    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    Note 1 - Basis of Presentation and Summary of Significant Accounting
    Policies

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         (1) Loss per share attributable to common stockholders:

         Loss per share attributable to common stockholders is based on the weighted average number of shares and common share equivalents, if dilutive, outstanding during each period. The preferred stock is not considered to be common stock equivalents and assumed conversion would be anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement 128 will not have a material impact on net loss per share for the three months ended March 31, 1997 and 1996.

         (2)  Reclassifications

         Certain previously reported amounts have been reclassified to conform to the 1997 presentation and that of the Form 10-K for the year ended December 31, 1996.

    Note 2 - Accounts Receivable

    Accounts receivable and amounts due from factor consist of the following:



                                                                            March 31,           December 31,
                                                                       -------------------   ------------------
                                                                       1997          1996            1996
                                                                       ----          ----            ----
                                                                            (Unaudited)
Accounts Receivable - factor.........................              $  2,254,732   $  3,149,383    $ 3,897,562
Borrowings from factor...............................                (2,254,732)    (1,825,396)    (3,649,628)
                                                                   ------------   ------------    -----------
Net due from factor..................................                         0      1,323,987        247,935
Accounts receivable - trade..........................                   792,800        432,155        642,643
                                                                   ------------   ------------    -----------
    Total accounts receivable........................                   792,800      1,756,142        890,578
Less: Accounts receivable allowances.................                  (732,000)      (875,000)      (603,000)
                                                                   ------------   ------------    -----------
    Total accounts receivable, net of
    allowances.......................................              $     60,800   $    881,142    $   287,578
                                                                   ============   ============    ===========


    Note 3 - Inventories

    The inventories consist of the following:


                                                                       March 31,             December 31,
                                                              ---------------------------   -------------
                                                                   1997          1996           1996
                                                                      (Unaudited)
Finished goods.......................................         $  2,987,663   $  1,526,496    $ 2,758,085
Material components and supplies.....................            1,487,926      1,208,601      1,355,215
                                                              ------------   ------------    -----------
   Total.............................................         $  4,475,589   $  2,735,097    $ 4,113,300
                                                              ============   ============    ===========


    Note 4 - Stockholders' Equity

    Stockholders' equity consists of the following:


                                                                             ADDITIONAL
                                                       PREFERRED   COMMON     PAID-IN      ACCUMULATED
                                                         STOCK     STOCK      CAPITAL        DEFICIT         TOTAL
                                                       ---------  --------  ------------  -------------   ------------
Balance December 31, 1996............................   $120,000   $41,500   $29,795,768   $(23,903,449)   $ 6,053,819
Net loss (unaudited).................................                                          (399,015)      (399,015)
Preferred Stock dividends and
 accretion...........................................                                           (56,790)       (56,790)
Balance March 31, 1997                                  --------   -------   -----------  -------------   ------------
 (unaudited).........................................   $120,000   $41,500   $29,795,768   $(24,359,254)   $ 5,598,014
                                                        ========   =======   ===========  =============   ============

    Note 5 - Property Held for Sale

         Because the Company decided to sell its property in Hong Kong, the book value of the property was written down in 1995 to reflect management's estimate of the net proceeds from the sale. In March 1996, the Company entered into a provisional sale agreement for the sale of this property.
    The transaction closed on April 30, 1996.

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Net sales for the three months ended March 31, 1997 increased 6.8% to $4,458,000 from $4,174,000 in the comparable period in 1996. Net sales of the Company's Sports toys decreased 13.5% to $2,460,000 during the first quarter of 1997 from $2,844,000 in the comparable period in 1996. This decrease was offset by an increase in the Toys category of 57.7% to $2,098,000 in the first three months of 1997 from $1,330,000 in the same period of 1996. The increase in sales in the Toys category was primarily attributable to product acceptance and increased sales from the doll carriage and stroller line.

         Gross profit increased 21.6% to $1,714,000 in the first quarter of 1997 from $1,410,000 in the comparable period in 1996. Gross profit as a percentage of net sales was 38.5% for the three months ended March 31, 1997 compared to 33.8% for the three months ended March 31, 1996. This increase resulted primarily from a change in product mix and a shift in product distribution location.

         The Company's net sales and gross margin, as a percentage of sales, is dependent on its mix of business during a given time period. Variables include such factors as whether merchandise is shipped from a domestic warehouse or directly from the Orient, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         Merchandising, selling, warehousing and distribution expenses increased 11.5% to $904,000 for the first quarter of 1997 compared to $811,000 in the comparable 1996 period. The increase in expenses is primarily attributable to rental expense not incurred in the first quarter of 1996 relating to the Company's Hong Kong operations (the Company having sold its Hong Kong property in April 1996) and product development costs incurred in 1997 on the two additional product lines acquired in 1996.

         General and administrative expenses increased 6.9% to $955,000 for the first quarter of 1997 from $893,000 in the comparable period in 1996 due to an increase in noncash charges such as depreciation and amortization associated with the acquisition by the Company of certain assets of Table Toys, Inc. in June 1996.

         Operating loss decreased to $306,000 in the three months ended March 31, 1997 from $449,000 in the comparable period in 1996.

         Interest expense decreased to $94,000 in the three months ended March 31, 1997 as compared to $121,000 in the comparable period in 1996. This decrease was due primarily to the termination of interest payments under the mortgage discharged in connection with the sale of the Company's property in Hong Kong in April 1996, which was partially offset by increased advances under the Company's factoring arrangement.

         Because the Company decided to sell its property in Hong Kong, the book value of the property was written down in 1995 to reflect management's estimate of the net proceeds from the sale. In March 1996, the Company entered into a provisional sale agreement for the sale of this property.
    The transaction closed on April 30, 1996.

         Net loss was $399,000 in the first quarter of 1997 as compared to $495,000 in the comparable period in 1996. During the first quarter of 1997, the Company recorded the dividends paid on its preferred stock outstanding and the accretion of the Series B Stock issued in 1996 to its redemption value as a change in stockholder's equity and deducted these expenses in computing net loss attributable to common stockholders. In the first quarter of 1996, no material amounts of dividends were recorded. Net loss per share attributable to common stockholders decreased to $0.11 per share from $0.12 per share on 4,150,000 weighted average shares outstanding in the three months ended March 31, 1997 and 1996, respectively.

    OTHER INFORMATION

         The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment. This distorts the comparisons of unshipped orders at any given date. The Company expects both of these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. The Company's unshipped orders were approximately $1,363,000 at March 31, 1997 compared to approximately $1,536,000 at March 31, 1996.

    LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 1997 was $2,361,000 as compared to $2,758,000 at December 31, 1996.

         Inventory levels were $1,740,000 higher at March 31, 1997 compared with March 31, 1996 due to the additional product lines acquired in 1996 and to the shift in product distribution location during the first quarter of 1997 compared with the first quarter of 1996.

         Cash used in investing activities was $212,000 in the period ended March 31, 1997 which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products. Cash provided by investing activities was $599,000 in the period ending March 31, 1996, which was attributable to the deposit received on account of the sale of the Company's Hong Kong property, partially offset by an investment in equipment, molds and tooling for new products.

         Cash provided by financing activities was $872,000 in the first three months of 1997, primarily from borrowings from the Company's factor. Cash used in financing activities was $90,000 in the first three months of 1996 which was used to repay the principal portion of the mortgage on the Company's facility in Hong Kong.

         The Company's factoring agreement with Milberg Factors, Inc. ("Milberg") provides for advances equal to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is .65% of receivables. Advances bear interest at the rate of prime plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the Company's inventory located in the United States. Such advances will also bear interest at the rate of prime plus one percent. Additionally, the factoring arrangement with Milberg is secured by a mortgage on the real property owned by the Company's manufacturing subsidiary.

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


                          PART II - OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         3.1  Certificate of Incorporation, incorporated by reference to Exhibit
              3.1 to the Registration Statement on Form S-1 (File No. 33-50878).

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

         3.3 Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock (included in Exhibit 4.1 hereof).

         3.4 Certificate of Designations, Preferences and Rights of the Series B Convertible Redeemable Preferred Stock (included in Exhibit 4.2 hereof).

         3.5  Amended and Restated By-laws incorporated by reference to Exhibit
              3.4 to the 1996 3rd Quarter 10-Q.

         4.1 Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 1995.

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

        *4.4  Stock Option granted to Morton J. Levy dated December 5,
              1996.

       *10.1 Agreement dated December 5, 1996 between Just Toys, Inc. and Morton J. Levy.

       +27    Financial Data Schedule

    __________________________

       *      Filed herewith
       +      Filed with the Securities and Exchange Commission only pursuant to
              Article 5 of Regulation S-X.

    (b)  Reports on Form 8-K -- None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated:  May 14, 1997

                                        JUST TOYS, INC.,
                                         a Delaware corporation



                                        By:  /s/ Morton J. Levy
                                           ------------------------------------
                                           Morton J. Levy
                                           Chief Executive Officer


                                        By:  /s/ David Schwartz
                                           ------------------------------------
                                           David Schwartz
                                           Chief Financial Officer and
                                           Principal Accounting Officer