Form 10-Q
period 1997-06-30
JUST TOYS INC
filed 1997-08-14
CIK 890639

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q
(MARK ONE)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR

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

The aggregate number of the Registrant's shares outstanding on August 11, 1997 was 4,152,219 shares of Common Stock, par value $.01 per share

--------------------------------------------------------------------------------

                        JUST TOYS, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Consolidated Balance Sheets - June 30, 1997
            and 1996 (unaudited) and December 31, 1996...............     1

            Consolidated Statements of Operations (unaudited)
            for the Three Months and Six Months Ended
            June 30, 1997 and 1996...................................     2

            Consolidated Statements of Cash Flows (unaudited)
            for the Six Months Ended June 30, 1997 and 1996..........     3

            Notes to Consolidated Financial Statements (unaudited)...     4

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations............     7

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings........................................    11

   Item 4.  Submission of Matters to a Vote of Security Holders......    11

   Item 6.  Exhibits and Reports on Form 8-K.........................    11

SIGNATURES...........................................................    13

                        JUST TOYS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,               DECEMBER 31,
                                                                           ----------------------------     ------------
                                                                               1997           1996              1996
                                                                           -------------  -------------     ------------
ASSETS                                                                             (Unaudited)
Current Assets:
 Cash....................................................................  $    189,817   $    320,471        $  153,707
 Accounts receivable, net of allowances of $396,000,
   $468,000 and $603,000 (Note 2)........................................       520,369        409,172           287,578
 Inventories (Note 3)....................................................     4,591,470      4,361,309         4,113,300
 Prepaid and refundable income taxes.....................................        38,188         32,596            28,914
 Prepaid expenses and other current assets...............................     1,307,097        600,330         1,118,128
                                                                           ------------   ------------        ----------
   Total current assets..................................................     6,646,941      5,723,878         5,701,627

Property and equipment, at cost, net of  accumulated
 depreciation and amortization...........................................     3,345,018      3,530,075         3,504,468
Goodwill, net of accumulated amortization................................       637,606              -           660,376
Other assets.............................................................       127,909        118,555           119,650
                                                                           ------------   ------------        ----------

      TOTAL..............................................................  $ 10,757,474   $  9,372,508        $9,986,121
                                                                           ============   ============        ==========

LIABILITIES
Current liabilities:
 Due to factor...........................................................  $  1,780,440   $    205,885                 -
 Accounts payable........................................................     1,705,130      1,463,585    $    1,622,532
 Due RGA Accessories, Inc................................................             -              -            15,417
 Accrued liabilities.....................................................       935,376      1,083,444         1,305,604
                                                                           ------------   ------------    --------------
   Total current liabilities.............................................     4,420,946      2,752,914         2,943,553

Deferred income taxes....................................................        15,971         15,971            15,971
Series B Convertible Redeemable Preferred
 Stock, 650,000 shares authorized, 536,834, 538,243
 and 538,243 shares issued and outstanding
 (liquidation value $1,946,023, $1,951,131 and $1,951,131)...............     1,008,482        941,932           972,778
                                                                           ------------   ------------    --------------

   Total liabilities and Series B Stock..................................     5,445,399      3,710,817         3,932,302
                                                                           ------------   ------------    --------------

STOCKHOLDERS' EQUITY
Stockholders' equity (Note 4):
 Preferred stock, $1.00 par value, 1,000,000 shares
   authorized:
       Series A Convertible Redeemable Preferred
         Stock, 150,000 shares authorized, 120,000
         shares issued and outstanding (liquidation value
         $120,000).......................................................  $    120,000   $    120,000    $      120,000
 Common stock, par value $.01 per share, 15,000,000
   shares authorized, 4,151,409, 4,150,000 and 4,150,000
    issued and outstanding...............................................        41,514         41,500            41,500
 Additional paid-in capital..............................................    29,798,383     29,795,768        29,795,768
 Accumulated deficit.....................................................   (24,647,822)   (24,295,577)      (23,903,449)
                                                                           ------------   ------------    --------------
   Total stockholders' equity............................................     5,312,075      5,661,691         6,053,819
                                                                           ------------   ------------    --------------

      TOTAL..............................................................  $ 10,757,474   $  9,372,508    $    9,986,121
                                                                           ============   ============    ==============

    The accompanying notes are an integral part of the financial statements

                                 JUST TOYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            1997           1996           1997           1996
                                       --------------  -------------  -------------  ------------
                                                (Unaudited)                   (Unaudited)
Net Sales............................     $4,843,277     $4,334,153     $9,301,103    $8,508,027
Cost of goods sold...................      3,117,626      2,480,970      5,861,395     5,245,113
                                          ----------     ----------     ----------    ----------
Gross profit.........................      1,725,651      1,853,183      3,439,708     3,262,914
                                          ----------     ----------     ----------    ----------
Expenses:
Merchandising, selling, warehousing
   and distribution..................        858,186        914,882      1,762,227     1,792,914
Royalties............................        166,294        120,041        327,798       276,038
General and administrative...........        851,665        797,762      1,806,260     1,622,860
                                          ----------     ----------     ----------    ----------
     Total...........................      1,876,145      1,832,685      3,896,285     3,691,812
                                          ----------     ----------     ----------    ----------
Operating (loss) income..............       (150,494)        20,498       (456,577)     (428,898)
                                          ----------     ----------     ----------    ----------
Other income (expenses):
   Interest expense..................        (87,548)       (50,981)      (181,154)     (172,433)
   Interest and dividend income......              -              -              -         3,242
   Other income......................          1,765        179,468          2,439       251,863
                                          ----------     ----------     ----------    ----------
Net (loss) income....................       (236,277)       148,985       (635,292)     (346,226)
Preferred stock dividends and
   accretion (Note 4)................        (52,291)             -       (109,081)            -
                                          ----------     ----------     ----------    ----------

Net (loss) income attributable to
   common stockholders...............     $ (288,568)    $  148,985     $ (744,373)   $ (346,226)
                                          ==========     ==========     ==========    ==========

Weighted average common shares
   outstanding.......................      4,150,325      4,150,000      4,150,163     4,150,000
                                          ==========     ==========     ==========    ==========

Per share data:

Net (loss) income attributable to
   common stockholders...............         $(0.07)         $0.04         $(0.18)       $(0.08)
                                          ==========     ==========     ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------
                                                              1997           1996
                                                          -------------  ------------
                                                                 (Unaudited)
Cash flows from operating activities:
 Net loss...............................................      (635,292)  $  (346,226)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization.....................       479,425       171,672
      Gain on sale of property..........................             -      (118,707)
      Changes in operating assets and
       liabilities (net of the effects of acquisitions
        in 1996):
          (Increase) decrease in:
        Accounts receivable.............................      (232,791)    1,370,426
        Inventories.....................................      (478,170)     (291,103)
       Prepaid and refundable income taxes..............        (9,274)      215,863
        Prepaid expenses and other current assets.......      (188,969)     (123,124)
        Other assets....................................        (8,259)      (42,367)
      Increase (decrease) in:
        Accounts payable................................        82,598      (461,882)
        Due RGA Accessories, Inc........................       (15,417)      (45,242)
        Accrued liabilities.............................      (370,228)     (674,317)
                                                           -----------   -----------
      Net cash used in operating activities.............    (1,376,377)     (345,007)
                                                           -----------   -----------

 Cash flows from investing activities:
   Cash received from sale of property..................             -     3,026,047
   Purchase of assets of Table Toys.....................             -      (391,291)
   Acquisition of property and equipment................      (297,205)     (170,606)
                                                           -----------   -----------
     Net cash (used in) provided by investing                 (297,205)    2,464,150
      activities........................................   -----------   -----------

 Cash flows from financing  activities:
   Borrowings from factor...............................     1,780,440       205,885
   Payment of long-term debt............................             -    (2,246,000)
   Dividends paid.......................................       (70,748)            -
                                                           -----------   -----------
      Net cash provided by (used in) financing               1,709,692    (2,040,115)
       activities.......................................   -----------   -----------

Net increase in cash....................................        36,110        79,028

Cash - beginning of period..............................       153,707       241,443
                                                           -----------   -----------

Cash - end of period....................................   $   189,817   $   320,471
                                                           ===========   ===========

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement 128 will not have a material impact on net (loss) income per share for the three and six months ended June 30, 1997 and 1996.

     (2)  Reclassifications

     Certain previously reported amounts have been reclassified to conform to the 1997 presentation and that of the Form 10-K for the year ended December 31, 1996.

Note 2 - Accounts Receivable

Accounts receivable and amounts due from factor consist of the following:

                                                                             June 30,                 December 31,
                                                              --------------------------------------  -------------
                                                                       1997                1996           1996
                                                                       ----                ----           ----
                                                                             (Unaudited)

Accounts Receivable - factor.....................              $    5,702,560         $  2,803,682    $ 3,897,563
Borrowings from factor...........................                  (5,702,560)          (2,803,682)    (3,649,628)
                                                               --------------         ------------    -----------
Net due from factor..............................                         -0-                  -0-        247,935
Accounts receivable - trade......................                     916,369              877,172        642,643
                                                               --------------         ------------    -----------
Total accounts receivable........................                     916,369              877,172        890,578
Less: Accounts receivable allowances.............                    (396,000)            (468,000)      (603,000)
                                                               --------------         ------------    -----------
Total accounts receivable, net of
    allowances...................................              $      520,369         $    409,172    $   287,578
                                                               ==============         =============   ============

Note 3 - Inventories

The inventories consist of the following:

                                                                             June 30,                 December 31,
                                                              --------------------------------------  -------------
                                                                       1997                1996           1996
                                                                       ----                ----           ----
                                                                             (Unaudited)
Finished goods...................................              $    3,076,285         $  3,013,189    $ 2,758,085
Material components and supplies.................                   1,515,185            1,348,120      1,355,215
                                                               --------------         ------------    -----------
Total............................................              $    4,591,470         $  4,361,309    $ 4,113,300
                                                               ==============         =============   ============

Note 4 - Stockholders' Equity

Stockholders' equity consists of the following:

                                                                         ADDITIONAL
                                                   PREFERRED   COMMON     PAID-IN      ACCUMULATED
                                                     STOCK     STOCK      CAPITAL        DEFICIT         TOTAL
                                                   ---------  --------  ------------  -------------   ------------
Balance December 31, 1996........................   $120,000   $41,500   $29,795,768   $(23,903,449)   $ 6,053,819
Conversion of Preferred Stock B                            -        14         2,615                         2,629
 to Common Stock.................................
Net loss (unaudited).............................                                          (635,292)      (635,292)
Preferred Stock dividends and                      ______     ______    _________          (109,081)      (109,081)
 accretion.......................................                                     -------------   ------------
Balance June 30, 1997                               $120,000   $41,514   $29,798,383   $(24,647,822)   $ 5,312,075
 (unaudited).....................................   ========   =======   ===========  =============   ============

Note 5 - Subsequent Event - Litigation

  On August 8, 1997, the United States Court of Appeals for the Federal Circuit affirmed the decision of the United States District Court for the Northern District of California granting summary judgment in favor of the Company in the design patent and trade dress lawsuit filed by OddzOn Products, Inc. in April 1995. In granting the Company summary judgment, the District Court dismissed OddzOn's claims that the Company's Micro Ultra Pass(R) and Ultra Pass(R) toy footballs infringed on OddzOn's design patent and constituted trade dress infringement and unfair competition.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Net sales for the three months ended June 30, 1997 increased 11.7% to $4,843,000 from $4,334,000 in the comparable period in 1996. Net sales of the Company's Sports toys decreased 9.7% to $1,980,000 during the second quarter of 1997 from $2,193,000 in the comparable period in 1996. This decrease was offset by an increase in the Toys category of 35.6% to $2,863,000 in the second quarter of 1997 from $2,111,000 in the same period of 1996. The increase in sales in the Toys category was primarily attributable to product acceptance and increased sales from the doll carriage and stroller line.

     Gross profit decreased 6.9% to $1,726,000 in the second quarter of 1997 from $1,853,000 in the comparable period in 1996. Gross profit as a percentage of net sales was 35.6% for the three months ended June 30, 1997 compared to 42.8% for the three months ended June 30, 1996. As part of the Company's business plan to improve its operations, the Company has analyzed its product lines to selectively discontinue those products it believes will not achieve an acceptable return on investment in the future. During the three months ended June 30, 1997, the Company sold, at approximately its carrying cost, the existing inventory in a selected number of product lines that will no longer be carried in the future. The reduction in the gross profit margin in 1997 from the comparable period in 1996 is partially attributable to these transactions.

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

     Royalty expense increased 38.3% to $166,000 for the second quarter of 1997 compared to $120,000 in the comparable 1996 period primarily due to adjustments in the second quarter of 1996 for royalties owed on certain licenses.

     General and administrative expenses increased 6.8% to $852,000 for the second quarter of 1997 from $798,000 in the comparable period in 1996 due to an increase in noncash charges such as depreciation and amortization associated with the acquisition by the Company of certain assets of Table Toys, Inc. in June 1996.

     Operating loss was $150,000 in the three months ended June 30, 1997 compared to operating income of $20,000 in the comparable period in 1996. This difference is primarily attributable to the change in gross profit margin and the noncash general and administrative expenses described above.

     Interest expense increased to $88,000 in the three months ended June 30, 1997 as compared to $51,000 in the comparable period in 1996. This increase was due primarily to increased advances under the Company's factoring arrangement in 1997 as the Company used the net proceeds from the sale of the property in Hong Kong in 1996 to reduce its borrowings during the quarter.

     Net loss was $236,000 in the second quarter of 1997 as compared to net income of $149,000 in the comparable period in 1996. During the second quarter of 1996, the Company recorded a gain of $119,000 from the sale of the Hong Kong property. During the second quarter of 1997, the Company recorded the dividends paid on its preferred stock outstanding and the accretion of the Series B Stock issued in 1996 to its redemption value as a change in stockholder's equity and deducted these expenses in computing net loss attributable to common stockholders. In the second quarter of 1996, no material amounts of dividends were recorded. Net loss per share attributable to common stockholders of $0.07 per share compares to net income per share attributable to common shareholders of $0.04 per share on 4,150,325 and 4,150,000 weighted average shares outstanding in the three months ended June 30, 1997 and 1996, respectively. The Company had 1,409 shares of preferred stock converted into an equivalent number of shares of Common Stock of the Company as of June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Net sales for the six months ended June 30, 1997 increased 9.3% to $9,301,000 from $8,508,000 in the comparable period in 1996. Net sales of the Company's Sports toys decreased 12.5% to $4,405,000 during the first six months of 1997 from $5,037,000 in the comparable period in 1996. This decrease was offset by an increase in the Toys category of 42.3% to $4,896,000 in the first six months of 1997 from $3,441,000 in the same period of 1996. The increase in sales in the Toys category was primarily attributable to product acceptance and increased sales from the doll carriage and stroller line.

     Gross profit increased 5.4% to $3,440,000 in the first six months of 1997 from $3,263,000 in the comparable period in 1996. Gross profit as a percentage of net sales was 37.0% for the six months ended June 30, 1997 compared to 38.4% for the six months ended June 30, 1996. As part of the Company's business plan to improve its operations, the Company has analyzed its product lines to selectively discontinue those products it believes will not achieve an acceptable return on investment in the future. During the six months ended June 30, 1997, the Company sold, at approximately its carrying costs, the existing inventory in a selected number of product lines that will no longer be carried in the future. The reduction in the gross profit margin in 1997 from the comparable period in 1996 is partially attributable to these transactions.

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

     Royalty expense increased 18.8% to $328,000 for the first six months of 1997 compared to $276,000 in the comparable 1996 period primarily due to adjustments in 1996 for royalties owed on certain licenses.

     General and administrative expenses increased 11.3% to $1,806,000 for the first six months of 1997 from $1,623,000 in the comparable period in 1996 due to an increase in noncash charges such as depreciation and amortization associated with the acquisition by the Company of certain assets of Table Toys, Inc. in June 1996.

     Operating loss increased to $457,000 in the six months ended June 30, 1997 from $429,000 in the comparable period in 1996. This difference is primarily attributable to the change in gross profit margin and the noncash general and administrative expenses described above.

     Interest expense increased to $181,000 in the six months ended June 30, 1997 as compared to $172,000 in the comparable period in 1996.

     Net loss was $635,000 in the first six months of 1997 as compared to
$346,000 in the comparable period in 1996.    During the second quarter of 1996,
the Company recorded a gain of $119,000 from the sale of the Hong Kong property. During the first six months of 1997, the Company recorded the dividends paid on its preferred stock outstanding and the accretion of the Series B Stock issued in 1996 to its redemption value as a change in stockholder's equity and deducted these expenses in computing net loss attributable to common stockholders. In the six months of 1996, no material amounts of dividends were recorded. Net loss per share attributable to common stockholders increased to $0.18 per share from $0.08 per share on 4,150,163 and 4,150,000 weighted average shares outstanding in the six months ended June 30, 1997 and 1996, respectively. The Company had 1,409 shares of preferred stock converted into an equivalent number of shares of Common Stock of the Company as of June 30, 1997.

OTHER INFORMATION

     During the past several years, the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue due to industry changes and due to changes to its product mix related to the doll carriage and stroller product lines and the Table Toy product lines which were acquired in 1996. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. The Company's unshipped orders were approximately $3,811,000 at June 30, 1997 compared to approximately $3,911,000 at June 30, 1996.

     In August 1997, the lawsuit described below in Part II--Item 1 Legal Proceedings was resolved in favor of the Company. Accordingly, the Company should no longer incur legal fees and expenses to defend this action.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at June 30, 1997 was $2,226,000 as compared to $2,758,000 at December 31, 1996. The decrease is primarily due to the operating losses incurred in the first six months of 1997.

     Inventory levels were $230,000 higher at June 30, 1997 compared with June 30, 1996 due to the additional product lines acquired in 1996 and to meet the needs of its anticipated sales levels in the third and fourth quarters of 1997.

     Cash used in investing activities was $297,000 in the period ended June 30, 1997 which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products. Cash provided by investing activities was $2,464,000 in the period ending June 30, 1996, which was attributable to the proceeds for the sale of the Company's Hong Kong property, partially offset by an investment in equipment, molds and tooling for new products and the purchase of certain assets of Table Toys.

     Cash provided by financing activities was $1,710,000 in the first six months of 1997, primarily from borrowings from the Company's factor. Cash used in financing activities was $2,040,000 in the first six months of 1996 which primarily represents the repayment of the principal portion of the mortgage on the Company's facility in Hong Kong.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On August 8, 1997, the United States Court of Appeals for the Federal Circuit affirmed the decision of the United States District Court for the Northern District of California granting summary judgment in favor of the Company in the design patent and trade dress lawsuit filed by OddzOn Products, Inc. in April 1995. In granting the Company summary judgment, the District Court dismissed OddzOn's claims that the Company's Micro Ultra Pass(R) and Ultra Pass(R) toy footballs infringed on OddzOn's design patent and constituted trade dress infringement and unfair competition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company held its annual meeting of stockholders on June 3, 1997. The matters submitted to a vote of the Company's stockholders were (i) the election of seven directors, (ii) the approval of the issuance of two options, each for the purchase of up to 50,000 shares of the Company's common stock, to Morton J. Levy, the Company's Chairman of the Board and, as of July 1, 1997, the Company's former Chief Executive Officer, and (iii) ratification of the appointment of Ernst & Young LLP as independent auditors for the 1997 fiscal year.

     The Company's stockholders re-elected the entire Board of Directors consisting of Roger Gimbel, Charmaine Jefferson, Howard Kaufman, Morton J. Levy, Irwin Naitove, Donald D. Shack and Barry Shapiro.

     The Company's stockholders approved the issuance of the options to Mr. Levy, the terms of which are described in the Company's definitive Proxy Statement which was filed with Securities and Exchange Commission on May 12, 1997, by a vote of 3,184,417 for, 461,293 against and 15,026 abstaining. There were 301,656 broker non-votes with respect to this matter.

     The Company's stockholders ratified the Board of Director's appointment of Ernst & Young LLP as the Company's independent auditors for the 1997 fiscal year by a vote of 3,931,543 for, 1,985 against and 9,019 abstaining.


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

  /*/4.4  Stock Option granted to Morton J. Levy dated June 30, 1997.

 /*/10.1 Security Agreement--Goods and Chattels, dated May 9, 1997 between Milberg Factors, Inc. ("Milberg") and Celt Specialty Partners, Inc. ("Celt").

 /*/10.2  Guaranty, dated May 9, 1997, between Milberg and Celt.

 /*/10.3 Mortgage and Security Agreement, dated May 9, 1997, made by Celt in favor of Milberg.

 /+/27    Financial Data Schedule

__________________________

/*/   Filed herewith
/+/   Filed with the Securities and Exchange Commission only pursuant to
      Article 5 of Regulation S-X.

(b)    Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1997

                                    JUST TOYS, INC.,
                                     a Delaware corporation



                                    By:  /s/ Barry Shapiro
                                         ---------------------------------------
                                       Barry Shapiro
                                       Chief Executive Officer


                                    By:  /s/ David Schwartz
                                         ------------------------------------
                                       David Schwartz
                                       Chief Financial Officer and
                                       Principal Accounting Officer