Form 10-Q
period 1997-09-30
JUST TOYS INC
filed 1997-11-13
CIK 890639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q
(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                       or

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

The aggregate number of the Registrant's shares outstanding on November 12, 1997 was 4,175,696 shares of Common Stock, par value $.01 per share.

                        JUST TOYS, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Consolidated Balance Sheets - September 30, 1997
            and 1996 (unaudited) and December 31, 1996....................  1

            Consolidated Statements of Operations (unaudited)
            for the Three Months and Nine Months Ended September 30, 1997
            and 1996......................................................  2

            Consolidated Statements of Cash Flows (unaudited)
            for the Nine Months Ended September 30, 1997 and 1996.........  3

            Notes to Consolidated Financial Statements (unaudited)........  4

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................  7

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings............................................. 11

   Item 6.  Exhibits and Reports on Form 8-K.............................. 11

SIGNATURES ............................................................... 13

                        JUST TOYS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,             DECEMBER 31,
                                                              ----------------------------     ------------
                                                                  1997           1996              1996
                                                              -------------  -------------     ------------
ASSETS                                                                (Unaudited)
Current Assets:
   Cash.....................................................  $    133,172   $    184,452        $  153,707
 Accounts receivable, net of allowances of $439,000,
   $827,000 and $603,000 (Note 2)...........................       714,631        316,709           287,578
 Inventories (Note 3).......................................     3,925,728      4,731,613         4,113,300
 Prepaid and refundable income taxes........................        46,768         46,269            28,914
 Prepaid expenses and other current assets..................     1,358,422      1,126,557         1,118,128
                                                              ------------   ------------        ----------
   Total current assets.....................................     6,178,721      6,405,600         5,701,627

Property and equipment, at cost, net of  accumulated
 depreciation and amortization..............................     3,198,916      3,452,570         3,504,468
Goodwill, net of accumulated amortization...................       626,221              -           660,376
Other assets................................................       168,767        120,555           119,650
                                                              ------------   ------------        ----------

      TOTAL.................................................  $ 10,172,625   $  9,978,725        $9,986,121
                                                              ============   ============        ==========

LIABILITIES
Current liabilities:
 Due to factor..............................................  $  1,287,475   $     22,741                 -
 Accounts payable...........................................     1,309,677      1,309,233    $    1,637,949
 Accrued liabilities........................................     1,117,535      1,493,684         1,305,604
                                                              ------------   ------------    --------------
   Total current liabilities................................     3,714,687      2,825,658         2,943,553

Deferred income taxes.......................................        15,971         15,971            15,971
Series B Convertible Redeemable Preferred
 Stock, 650,000 shares authorized, 527,397, 538,243
 and 538,243 shares issued and outstanding
 (liquidation value $1,911,814, $1,951,131 and $1,951,131)..     1,010,095        941,932           972,778
                                                              ------------   ------------    --------------
   Total liabilities and Series B Stock.....................     4,740,753      3,783,561         3,932,302
                                                              ------------   ------------    --------------

STOCKHOLDERS' EQUITY
Stockholders' equity (Note 4):
Preferred stock, $1.00 par value, 1,000,000 shares
 authorized:
Series A Convertible Redeemable Preferred
      Stock, 150,000 shares authorized, 120,000
      shares issued and outstanding (liquidation value
       $120,000)............................................  $    120,000   $    120,000    $      120,000
 Common stock, par value $.01 per share, 15,000,000
   shares authorized, 4,172,624, 4,150,000 and 4,150,000
    issued and outstanding..................................        41,726         41,500            41,500
 Additional paid-in capital.................................    29,838,438     29,795,768        29,795,768
 Accumulated deficit........................................   (24,568,292)   (23,762,104)      (23,903,449)
                                                              ------------   ------------    --------------
   Total stockholders' equity...............................     5,431,872      6,195,164         6,053,819
                                                              ------------   ------------    --------------

      TOTAL.................................................  $ 10,172,625   $  9,978,725    $    9,986,121
                                                              ============   ============    ==============

 The accompanying notes are an integral part of the financial statements

                       JUST TOYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                        THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                             1997              1996              1997             1996
                                             ----              ----              ----             ----
                                                  (Unaudited)                         (Unaudited)

Net Sales............................       $6,695,500        $6,871,877       $15,656,159      $15,379,904
Cost of goods sold...................        4,349,188         3,936,388         9,870,139        9,181,501
                                            ----------        ----------       -----------      -----------
Gross profit.........................        2,346,312         2,935,489         5,786,020        6,198,403
                                            ----------        ----------       -----------      -----------

Expenses:
Merchandising, selling, warehousing
  and distribution...................          942,888         1,092,519         2,759,807        2,885,433
Royalties............................          249,706           242,589           577,504          518,627
General and administrative...........          854,046           891,988         2,523,255        2,465,500
                                            ----------        ----------       -----------      -----------
     Total                                   2,046,640         2,227,096         5,860,566        5,869,560
                                            ----------        ----------       -----------      -----------

Operating income (loss)                        299,672           708,393           (74,546)         328,843
                                            ----------        ----------       -----------      -----------

Other income (expenses):

  Interest expense...................         (162,730)         (132,255)         (426,243)        (354,036)
  Interest and dividend income.......               --                --                --            3,242
  Other income (expense).............           (4,425)          (42,665)           (1,986)         209,198
                                            ----------        ----------       -----------      -----------
Net income (loss)....................          132,517           533,473          (502,775)         187,247
Preferred stock dividends and
  accretion (Note 4).................           52,987                --           162,068               --
                                            ----------        ----------       -----------      -----------
Net income (loss) attributable to
  common stockholders................       $   79,530        $  533,473       $  (664,843)     $   187,247
                                            ==========        ==========       ===========      ===========

Weighted average common shares
  outstanding........................        4,154,982         4,150,000         4,151,782        4,150,000
                                            ==========        ==========       ===========      ===========

Per share data:

Net income (loss) attributable to
  common stockholders................            $0.02             $0.13            $(0.16)           $0.05
                                            ==========        ==========       ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                   1997             1996
                                                                   ----             ----
                                                                       (Unaudited)
Cash flows from operating activities:
 Net income (loss).........................................       $ (502,775)     $   187,247
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
      Depreciation and amortization........................          724,799          253,747
      Gain on sale of property.............................               --         (118,707)
      Changes in operating assets and
        liabilities (net of the effects of acquisitions in
        1996):
      (Increase) decrease in:
        Accounts receivable................................         (427,053)       1,462,889
        Inventories........................................          187,572         (661,407)
        Prepaid and refundable income taxes................          (17,854)         202,190
        Prepaid expenses and other current assets..........         (240,294)        (649,351)
        Other assets.......................................          (49,117)         (44,367)
      Increase (decrease) in:
        Accounts payable...................................         (328,272)        (661,476)
        Accrued liabilities................................         (188,070)        (264,077)
                                                                  ----------      -----------
      Net cash used in operating activities................         (841,064)        (293,312)
                                                                  ----------      -----------

 Cash flows from investing activities:
   Cash received from sale of property.....................               --        3,026,047
   Purchase of assets of Table Toys........................               --         (391,291)
   Acquisition of property and equipment...................         (385,091)        (175,176)
                                                                  ----------      -----------
     Net cash (used in) provided by investing activities...         (385,091)       2,459,580
                                                                  ----------      -----------

 Cash flows from financing activities:
   Borrowings from factor..................................        1,287,475           22,741
   Proceeds from sale of common stock......................           22,348               --
   Payment of long-term debt...............................               --       (2,246,000)
   Dividends paid..........................................         (104,203)              --
                                                                  ----------      -----------
      Net cash provided by (used in) financing
       activities..........................................        1,205,620       (2,223,259)
                                                                  ----------      -----------

Net decrease in cash.......................................          (20,535)         (56,991)

Cash - beginning of period.................................          153,707          241,443
                                                                  ----------      -----------

Cash - end of period.......................................       $  133,172      $   184,452
                                                                  ==========      ===========

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement 128 will not have a material impact on net income (loss) per share for the three and nine months ended September 30, 1997 and 1996.

     (2)  Reclassifications

     Certain previously reported amounts have been reclassified to conform to the 1997 presentation and that of the Form 10-K for the year ended December 31, 1996.

Note 2 - Accounts Receivable

Accounts receivable and amounts due from factor consist of the following:


                                              September 30,         December 31,
                                        --------------------------  -------------
                                            1997          1996          1996
                                            ----          ----          ----
                                               (Unaudited)

Accounts Receivable - factor..........  $ 3,568,414   $ 3,290,986    $ 3,897,563
Borrowings from factor................   (3,568,414)   (3,290,986)    (3,649,628)
                                        -----------   -----------    -----------
Net due from factor...................          -0-           -0-        247,935
Accounts receivable - trade...........    1,153,631     1,143,709        642,643
                                        -----------   -----------    -----------
Total accounts receivable.............    1,153,631     1,143,709        890,578
Less: Accounts receivable allowances..     (439,000)     (827,000)      (603,000)
                                        -----------   -----------    -----------
Total accounts receivable, net of
    allowances........................  $   714,631   $   316,709    $   287,578
                                        ===========   ===========    ===========

Note 3 - Inventories

  The inventories consist of the following:


                                          September 30,        December 31,
                                    -------------------------  ------------
                                        1997         1996          1996
                                        ----         ----          ----
                                           (Unaudited)
Finished goods....................    $2,630,238   $2,891,530    $2,758,085
Material components and supplies..     1,295,490    1,840,083     1,355,215
                                      ----------   ----------    ----------
   Total..........................    $3,925,728   $4,731,613    $4,113,300
                                      ==========   ==========    ==========

Note 4 - Stockholders' Equity

Stockholders' equity consists of the following:

                                                                  ADDITIONAL
                                            PREFERRED   COMMON     PAID-IN       ACCUMULATED
                                              STOCK     STOCK      CAPITAL         DEFICIT         TOTAL
                                            ---------  --------  -------------  --------------  -----------
Balance December 31, 1996.................   $120,000   $41,500   $29,795,768    $(23,903,449)  $6,053,819
Conversion of 10,846 shares of Preferred
 Stock B to Common Stock..................         --       108        20,440              --       20,548
Sale of 11,778 shares of Common Stock.....         --       118        22,240              --       22,358
Cancellation of Warrants..................         --        --           (10)             --          (10)
Net loss (unaudited)......................         --        --            --        (502,775)    (502,775)
Preferred Stock dividends and accretion...         --        --            --        (162,068)    (162,068)
                                             --------   -------   -----------    ------------   ----------
Balance September 30, 1997 (unaudited)....   $120,000   $41,726   $29,838,438    $(24,568,292)  $5,431,872
                                             ========   =======   ===========    ============   ==========

Note 5 -  Litigation

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net sales for the three months ended September 30, 1997 decreased 2.6% to $6,696,000 from $6,872,000 in the comparable period in 1996. Net sales of the Company's Sports toys decreased 18.0% to $2,186,000 during the third quarter of 1997 from $2,665,000 in the comparable period in 1996. This decrease was offset by an increase in the Toys category of 7.2% to $4,510,000 in the third quarter of 1997 from $4,207,000 in the same period of 1996. The increase in sales in the Toys category was primarily attributable to increased sales from the doll carriage and stroller line.

     Gross profit decreased 20.1% to $2,346,000 in the third quarter of 1997 from $2,935,000 in the comparable period in 1996. Gross profit as a percentage of net sales was 35.0% for the three months ended September 30, 1997 compared to 42.7% for the three months ended September 30, 1996. As part of the Company's business plan to improve its operations, the Company has analyzed its product lines to selectively discontinue those products it believes will not achieve an acceptable return on investment in the future. During the three months ended September 30, 1997, the Company sold, at approximately its carrying cost, the existing inventory in a selected number of product lines that will no longer be carried in the future. The reduction in the gross profit margin in 1997 from the comparable period in 1996 is partially attributable to these transactions.

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

     Royalty expense increased 2.9% to $250,000 for the third quarter of 1997 compared to $243,000 in the comparable 1996 period due to an increase in net sales subject to royalties.

     Merchandising, selling, warehousing and distribution expense decreased 13.7% to $943,000 for the third quarter of 1997 from $1,093,000 in the comparable period in 1996. This change was partly due to decreased warehousing expenses for the third quarter of 1997.

     Operating income was $300,000 in the three months ended September 30, 1997 compared to operating income of $708,000 in the comparable period in 1996. This difference is primarily attributable to the change in gross profit margin described above.

     Interest expense increased to $163,000 in the three months ended September 30, 1997 as compared to $132,000 in the comparable period in 1996. This increase was due primarily to increased borrowings from Milberg (as defined below) during the quarter.

     Net income was $133,000 in the third quarter of 1997 as compared to net income of $533,000 in the comparable period in 1996. During the third quarter of 1997, the Company recorded the dividends paid on its preferred stock outstanding and the accretion of the Series B Stock issued in 1996 to its redemption value as a change in stockholder's equity and deducted these expenses in computing net loss attributable to common stockholders. In the third quarter of 1996, no material amounts of dividends or accretion were recorded. Net income per share attributable to common stockholders of $0.02 per share compares to net income per share attributable to common shareholders of $0.13 per share on 4,154,982 and 4,150,000 weighted average shares outstanding in the three months ended September 30, 1997 and 1996, respectively. The Company had 10,846 shares of preferred stock converted into an equivalent number of shares of Common Stock of the Company as of September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net sales for the nine months ended September 30, 1997 increased 1.8% to $15,656,000 from $15,380,000 in the comparable period in 1996. Net sales of the Company's Sports toys decreased 5.7% to $7,304,000 during the first nine months of 1997 from $7,749,000 in the comparable period in 1996. This decrease was offset by an increase in the Toys category of 9.4% to $8,352,000 in the first nine months of 1997 from $7,631,000 in the same period of 1996. The increase in sales in the Toys category was primarily attributable to increased sales from the doll carriage and stroller line.

     Gross profit decreased 6.7% to $5,786,000 in the first nine months of 1997 from $6,198,000 in the comparable period in 1996. Gross profit as a percentage of net sales was 37.0% for the nine months ended September 30, 1997 compared to 40.3% for the nine months ended September 30, 1996. As part of the Company's business plan to improve its operations, the Company has analyzed its product lines to selectively discontinue those products it believes will not achieve an acceptable return on investment in the future. During the nine months ended September 30, 1997, the Company sold, at approximately its carrying costs, the existing inventory in a selected number of product lines that will no longer be carried in the future. The reduction in the gross profit margin in 1997 from the comparable period in 1996 is partially attributable to these transactions.

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

     Merchandising, selling, warehousing and distribution expense decreased 4.4% to $2,760,000 for the third quarter of 1997 from $2,885,000 in the comparable period in 1996. This change was partly due to decreased warehousing expenses for the third quarter of 1997.

     Royalty expense increased 11.4% to $578,000 for the first nine months of 1997 compared to $519,000 in the comparable 1996 period primarily due to an increase in net sales subject to royalties.

     General and administrative expenses increased 2.3% to $2,523,000 for the first nine months of 1997 from $2,466,000 in the comparable period in 1996 due to an increase in noncash charges such as depreciation and amortization associated with the acquisition by the Company of certain assets of Table Toys, Inc. in June 1996. These charges were first recorded in the fourth quarter of 1996 upon finalization of the purchase price allocation.

     Operating loss was $75,000 in the nine months ended September 30, 1997 compared to operating income of $329,000 in the comparable period in 1996. This difference is primarily attributable to the change in gross profit margin and the noncash general and administrative expenses described above.

     Interest expense increased to $426,000 in the nine months ended September 30, 1997 as compared to $354,000 in the comparable period in 1996. This change was due primarily to increased borrowings from Milberg during the year which were partly offset by the repayment of the mortgage on the Company's Hong Kong property upon its sale in the second quarter of 1996.

     Net loss was $503,000 in the first nine months of 1997 as compared to net
income of $187,000 in the comparable period in 1996.    During the second
quarter of 1996, the Company recorded a gain of $119,000 from the sale of the Hong Kong property. During the first nine months of 1997, the Company recorded the dividends paid on its preferred stock outstanding and the accretion of the Series B Stock issued in 1996 to its redemption value as a change in stockholder's equity and deducted these expenses in computing net loss attributable to common stockholders. In the nine months of 1996, no material amounts of dividends or accretion were recorded. Net loss per share attributable to common stockholders was $0.16 per share compared to net income per share of $0.05 per share on 4,151,782 and 4,150,000 weighted average shares outstanding in the nine months ended September 30, 1997 and 1996, respectively. The Company had 10,846 shares of preferred stock converted into an equivalent number of shares of Common Stock of the Company as of September 30, 1997.

OTHER INFORMATION

     During the past several years, the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue due to industry changes and due to changes to its product mix related to the doll carriage and stroller product lines and the Table Toy product lines which were acquired in 1996. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. The Company's unshipped orders were approximately $1,929,000 at September 30, 1997 compared to approximately $2,430,000 at September 30, 1996.

     In August 1997, the lawsuit described below in Part II--Item 1 Legal Proceedings was resolved in favor of the Company. Accordingly, the Company should no longer incur substantial legal fees and expenses to defend this action.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at September 30, 1997 was $2,464,000 as compared to $2,758,000 at December 31, 1996. The decrease is primarily due to the operating losses incurred in the first nine months of 1997.

     Inventory levels were $806,000 lower at September 30, 1997 compared with September 30, 1996 due to changes made by management in inventory planning due to the anticipated order patterns of its major customers.

     Cash used in investing activities was $385,000 in the period ended September 30, 1997 which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products. Cash provided by investing activities was $2,460,000 in the period ending September 30, 1996, which was attributable to the proceeds for the sale of the Company's Hong Kong property, partially offset by an investment in equipment, molds and tooling for new products and the purchase of certain assets of Table Toys.

     Cash provided by financing activities was $1,206,000 in the first nine months of 1997, primarily from borrowings from the Company's factor. Cash used in financing activities was $2,223,000 in the first nine months of 1996 which primarily represents the repayment of the principal portion of the mortgage on the Company's facility in Hong Kong.

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

     On September 25, 1997, an administrative law judge of the Federal Trade Commission determined that Toys "R" Us, Inc. had violated the antitrust laws by entering into arrangements with various toy manufacturers whereby the toy manufacturers would restrict their business with warehouse clubs. Toys "R" Us has announced that it will appeal that decision.

     Following announcement of the administrative law judge's decision, a series of private class actions seeking treble damages, expenses and attorneys' fees have been filed in various federal courts on behalf of consumers who purchased toys from Toys "R" Us from 1989 to the present which the defendant manufacturers had allegedly agreed not to sell to other retailers. The complaints allege, generally, a conspiracy among Toys "R" Us and the defendant toy manufacturers to cut off supplies to the warehouse clubs competing with Toys "R" Us. The defendants in these actions include Toys "R" Us, Mattel, Fisher-Price, Hasbro, Tyco Toys, The Little Tikes Company, Rubbermaid Corporation, Today's Kids, Binney & Smith, Lego Systems, Sega of America, Tiger Electronics, and Huffy Corporation. The Company is named as a defendant in many of these actions.

     The Company does not believe that it participated in any conspiracy or otherwise violated the antitrust laws and it intends to defend itself.

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

 /*/10.1 Employment Agreement, dated July 1, 1997 between the Company and Barry Shapiro.

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

Dated:  November 13, 1997

                                    JUST TOYS, INC.,
                                     a Delaware corporation




                                    By:  /s/ Barry Shapiro
                                         --------------------------------------
                                         Barry Shapiro
                                         Chief Executive Officer



                                    By:  /s/ David Schwartz
                                         ---------------------------------------
                                         David Schwartz
                                         Chief Financial Officer and
                                         Principal Accounting Officer