Form 10-K
period 1997-12-31
JUST TOYS INC
filed 1998-03-31
CIK 890639

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997, or

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


                     20 Livingstone Avenue, Dobbs Ferry, NY
                     10522 (Address of principal executives
                               office) (Zip Code)

       Registrant's telephone number, including area code: (914) 674-8697

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

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes      No
                                   -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value at March 26, 1998 of shares of the Registrant's Common Stock, par value $.01 per share (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $3,689,370. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 26, 1998, there were outstanding 4,179,362 shares of the Registrant's Common Stock, par value $.01 per share.

================================================================================

                                                         JUST TOYS, INC.

                                                       Index to Form 10-K


Item Number                                                                 Page

PART I........................................................................1
     ITEM 1 - BUSINESS........................................................1
     ITEM 2 - PROPERTIES......................................................8
     ITEM 3 - LEGAL PROCEEDINGS...............................................9
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............10

PART II......................................................................10
     ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS..............................10
     ITEM 6 - SELECTED FINANCIAL DATA........................................12
     ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............12
     ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................19
     ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........19

PART III.....................................................................20
     ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............20
     ITEM 11 - EXECUTIVE COMPENSATION........................................22
     ITEM 12 - SECURITY OWNERSHIP OF
                 CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................25
     ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................27

PART IV......................................................................27
     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K.........................................27

         This Annual Report on Form 10-K contains forward looking information and describes the expectations of Just Toys, Inc. (the "Company") concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: reliance on manufacturers based in China, seasonality and quarterly fluctuations, government regulation, as well as the items set forth under "Business--Certain Cautionary Factors." The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

         Through the acquisition of certain assets of Table Toys, Inc., in June 1996, the Company sells a line of PlayTable products which consist of play tables which are compatible with most brands of toy construction blocks and a line of toy construction blocks. In February 1996, the Company acquired the toy line and rights to the "Welsh" name, which consists of doll accessories, carriages and strollers. The Company has expanded both of these product lines since the time of their acquisition.

         The Company presented its entire product line to retailers at the Hong Kong, Dallas and New York Toy Fairs in January and February 1998.

         The Company has two wholly owned foreign subsidiaries, Just Toys Products, Limited and Joyful World Enterprises, Limited, both of which are incorporated in Hong Kong.

Products

         The Company has categorized its products into two categories: "Toys" and "Sport." The following chart shows the breakdown of the Company's net sales by product category for the years indicated:


                                                 Year Ended December 31,
           ----------------------------------------------------------------------------------------------------
                         1997                                1996                            1995
           ---------------------------------    ------------------------------  -------------------------------
 Product         Amount          Percentage          Amount         Percentage        Amount         Percentage
---------  -------------------   -----------    ----------------    ----------  ------------------   ----------
Sport         $  10,779,000        46.3%         $  10,577,000         48.0%      $   8,066,000         41.2%
Toys          $  12,480,000        53.7%         $  11,479,000         52.0%      $  11,522,000         58.8%
                 ----------        -----            ----------         -----         ----------         -----
              $  23,259,000       100.0%         $  22,056,000        100.0%      $  19,588,000         100.0%


         Sport

         The Company's line of Sport toys include spiral footballs manufactured under a non-exclusive patent license, foam and plastic baseballs, baseball bats, soccer balls and basketballs, mini basketball hoop sets, youth-size hockey sticks, pucks and goals and batting tee sets. The products are sold under the Company's names as well as licensed names such as Spalding(R), National Hockey League(R) and Louisville Slugger(R). The Company's products in its Sport line generally sell at retail for between $2.00 and $50.00.

         Toys

         The Company's Toys line consists of many different items including bendable figures and miniature figures, some of which are based on licensed characters, play tables, doll strollers and accessories, its Laser Light(R) toys, hand-held toys that project laser-like images, and a line of foam shooting toys. The Company's products in its Toys line generally sell at retail for between $2.00 and $100.00.

Licensing

         Some of the Company's products are manufactured under license agreements. A determination to acquire a license must frequently be made before the commercial introduction of the product in which a licensed property appears and license arrangements often require the payment of non-refundable advances or guaranteed minimum royalties. Substantially all of the Company's licenses extend for one to three years. Some licenses are renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. Royalties to licensors typically range from 4% to 12% of sales of the related product. Licenses for some foreign territories require royalties that exceed such range. As of December 31, 1997, minimum future guaranteed payments through 2001 under license agreements aggregated approximately $766,000.

         The Company's spiral footballs are manufactured under a non-exclusive patent license that extends for the life of the patent.

Design and Development

         The Company relies on its ability to purchase selective product lines and on its management personnel and independent inventors, designers, sculptors, model-makers and engineers for new products. The Company pays royalties to independent inventors and designers based on sales of products developed by them generally ranging from 2% to 6.5%.

Manufacturing

         The Company relies on contract manufacturers in the United States and the Far East and on its wholly owned subsidiary, Celt Specialty Partners, Inc. ("Celt"), to manufacture its products. Celt manufactures certain of the Company's foam sport balls as well as other products. Approximately 28.4%, 30.7% and 29.2% of net sales in 1997, 1996 and 1995, respectively, were derived from the sale of products manufactured at this facility. During 1997, the Company upgraded the Celt operations by installing new equipment for the foam line and renting smaller and more efficient warehouse space closer to its manufacturing facility. As needed, certain of the products manufactured by Celt can also be obtained from manufacturers in the Orient.

         Decisions related to the choice of third party manufacturers are based on price, quality of merchandise, reliability and the ability of a manufacturer to meet the Company's timing requirements for delivery. The Company is not a party to long-term contractual or other arrangements with any manufacturer. The Company often uses more than one manufacturer to produce a single product. The Company utilizes public warehouse facilities on both the east and west coasts and in the midwest, at which it regularly maintains an inventory of its products, thus enabling the Company to respond quickly to customer orders. The Company also utilizes warehouse facilities located near its manufacturing facility in upstate New York. Tooling and injection molding are owned by the Company and may be utilized by different manufacturers if the need arises for alternate sources of production.

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

         Most of the Company's products are manufactured by unaffiliated parties located in the People's Republic of China and Taiwan. The Far East is the largest manufacturing center of toys in the world and most toy companies utilize the services of manufacturers located in the Far East. The majority of the Company's manufacturing in the Far East is performed by five to seven manufacturers. In any particular year, an individual manufacturer may account for more than 10% of the Company's products, depending upon the popularity of the product made by it. While the Company is not dependent on any single manufacturer in the Far East to supply it with products, the Company could be affected by political or economic disruptions affecting businesses in the Far East generally. The Company believes that alternate sources of manufacturing are available outside of the Far East. The Company has two wholly owned subsidiaries based in Hong Kong to maintain contact with manufacturers and subcontractors in the Far East and supervise manufacturing and quality control.

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

         The Company's net sales to foreign markets in 1997, 1996 and 1995 were approximately 2.7%, 5.7% and 4.9%, respectively, of total net sales. Sales in foreign countries are generally made directly to independent distributors, some of which are licensees that have acquired foreign distribution rights in respect of categories of products which the Company has the right to distribute domestically. Foreign distributors ordinarily retain their own sales representatives. Sales of products to distributors in foreign countries are in United States dollars which reduces the Company's exposure to fluctuations in monetary rates overseas.

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

         The Company does not sell any of its products on consignment. A portion of firm orders, by their terms, may be canceled if shipment is not made by a certain date.

         In 1997, the Company maintained an internal sales and marketing staff of 9 people, including its senior management. The Company retains approximately sixteen sales representation firms in the United States who act as independent contractors and who market the Company's products at the major toy trade shows held in New York City and Hong Kong and at regional trade shows. In addition, sales representatives make on-site visits to customers for the purpose of soliciting orders for products.

Customers

         The five largest customers of the Company accounted for approximately 75.3%, 71.7% and 67.8% of net sales in 1997, 1996 and 1995, respectively. In each of the past three years, the Company has had two customers, Target and Wal-Mart, each representing more than 10% of net sales. Sales to these customers totaled 60%, 57% and 53% of net sales in 1997, 1996 and 1995, respectively. The termination by either of these customers of its relationship with the Company would have a material adverse effect on the Company.

Backlog

         Total order backlog at December 31, 1997 and 1996 was approximately $1,193,000 and $1,780,000, respectively. The Company expects substantially all of such orders to be filled during 1998. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

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

Seasonality

         The toy industry is typically seasonal in nature due to the heavy demand for toy products during the Christmas season. During the past several years, the Company has experienced a shift in its revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company expects that this trend will continue due to industry changes and due to changes to its product mix related to the doll carriage and stroller product lines and the PlayTable product lines which were acquired in 1996. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules.

         As a result of the shift in the Company's revenues to the second half of the year, the Company anticipates that it may experience decreased sales and increased losses during the first and second quarters of 1998 compared to the first and second quarters of 1997.

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

Certain Cautionary Factors

         The following factors, in addition to those discussed elsewhere in this Report, should be considered carefully in evaluating the Company and its business.

         Change in Consumer Preferences; Reliance on New Product Introduction

         The toy market is characterized by changing consumer preferences and frequent new product introductions which reduce the length of product life cycles. There can be no assurance that any of the Company's current products or product lines will continue to be popular with consumers for any significant period of time or that new products and products lines introduced by the Company will achieve and sustain an acceptable degree of market acceptance. Furthermore, sales of the Company's existing products are expected to decline over time and may decline at rates faster than expected. The Company's success is dependent upon the Company's ability to enhance existing product lines and develop new products and product lines. The failure of the Company's new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on the Company's financial condition and results of operations.

         Dependence on Limited Number of Customers

         For fiscal 1997, the Company's five largest customers accounted for 75.3% of the Company's net sales. Sales to Wal-Mart and Target, the Company's two largest customers, aggregated 60% of the Company's net sales during the same period. The Company expects to continue to rely on a relatively small number of customers for a significant percentage of sales for the foreseeable future. Because of the large portion of the Company's sales to the Company's two largest customers and the significant share of the market for toy sales to consumers represented by these same customers, the loss of one of them as a customer, or a significant reduction in sales to any one of them, would have a material adverse effect on the Company's financial condition and results of operations.

         Inventory Management

         Most of the Company's largest retail customers utilize an electronic inventory management system to track sales of products and rely on reorders being rapidly filled by suppliers rather than maintaining large product inventories. These types of systems put pressure on suppliers like the Company to promptly fill customer orders and shift some of the inventory risk from the retailer to suppliers. The Company generally places orders with manufacturers based in part on advance, non-binding, estimates of orders from its major retail clients. Such estimates may deviate substantially from actual orders. In the event that subsequent orders fall short of original estimates, the Company may be left with excess inventory. Significant excess inventory could result in price discounts and increased inventory carrying costs for the Company. Similarly, if the Company fails to have an adequate supply of products manufactured on a timely basis, the Company may, as a result, lose sales opportunities. Despite the Company's efforts to adjust its production schedule based on market activities, including participating in electronic data interchange programs with its largest retail customers, there can be no assurance that the Company will maintain appropriate inventory levels. Such occurrences may have a material adverse effect on the Company's financial condition and results of operations.

         Returns and Markdowns

         The Company historically has permitted certain customers to return slow-moving items for credit or has provided price protection by making any price reductions effective as to certain products then held by retailers in inventory. The Company expects that it will continue to be required to make such accommodations in the future. Any significant increase in the amount of returns or markdowns could have a material adverse effect on the Company's financial condition and results of operations.

         Competition

         The toy industry is highly competitive. Many of the Company's competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular products, characters and trademarks, and successfully market products. Many of the Company's competitors offer similar products or alternatives to the Company's products. The Company's products compete with other products for retail shelf space. There can be no assurance that shelf space in retail stores will continue to be available to support the Company's existing products or any expansion of the Company's products and product lines. There can also be no assurance that the Company will be able to continue to compete effectively in this marketplace.

Employees

         As of December 31, 1997, the Company and its subsidiaries employed 100 persons, 44 of which were engaged in manufacturing.

                                        Executive Officers of the Company

         The following table sets forth the names, ages and principal occupations of each of the Company's executive officers and the year in which each was elected an officer.


           Name                     Age                  Title                       Officer Since
---------------------------       --------      -------------------------         -------------------
Morton J. Levy                    76            Chairman of the Board of                  1995
                                                Directors
Barry Shapiro                     55            President, Chief                          1995
                                                Executive Officer and
                                                Director of the Company
David Schwartz                    38            Chief Financial Officer                   1996
                                                and Treasurer
Seymour Rosenthal                 67            Secretary                                 1996
Robert Pagano                     43            Vice President--                          1996
                                                Marketing and Product
                                                Planning
Jerry Carroll                     49            Vice President--Domestic                  1997
                                                Manufacturing Operations
Larry Scott                       48            Vice President - Sales                    1997


         Morton J. Levy was appointed as the Company's Chairman on March 30, 1995 and also served as the Chief Executive Officer from such date until July 1, 1997. Mr. Levy is a director and officer of each of the Company's subsidiaries. He was appointed a director of the Company in October 1992 and was a consultant to the Company from 1994 until March 1995. Mr. Levy has been engaged in the toy business for over 35 years, having been a founder and principal officer of Gabriel Industries, Inc., a diversified toy manufacturer. For more than five years prior to his engagement as a consultant to the Company, Mr. Levy was a private investor.

         Barry Shapiro became the Chief Executive Officer of the Company on July 1, 1997. Mr. Shapiro was appointed President and Chief Operating Officer of the Company on March 30, 1995. Mr. Shapiro is Chairman of the Company's Hong Kong subsidiaries and a director and officer of each of the Company's subsidiaries. He was appointed a director of the Company in April 1995. Mr. Shapiro has been engaged in the toy business for over 30 years. In November 1994, Mr. Shapiro was appointed Executive Vice President of the Company. From December 1993 until November 1994, he served as Managing Director for the Company's Hong Kong subsidiaries, Joyful World Enterprises, Ltd. and Just Toys Products, Ltd. From October 1991 to November 1993, he was the President of Packaging Specialists, a manufacturer and distributor of protective packaging. From January 1984 to June 1991, Mr. Shapiro was Executive Vice President and General Manager of Imagineering, Inc.

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

         Robert Pagano was appointed Vice President - Marketing and Product Planning of the Company in February 1996. From May 1994 through December 1995, Mr. Pagano was the Vice President for Research and Development at Toy Biz, Inc. Prior to that time, starting in November 1991 through May 1994, Mr. Pagano was Vice President--Marketing of the Joint Venture and then of the Company.

         Jerry Carroll was appointed Vice President - Domestic Manufacturing Operations of the Company in September 1997. From 1994 through 1997, Mr. Carroll was the Vice President - Operations of Empire Industries, Inc., a manufacturer and distributor of toys. From 1991 through 1994, Mr. Carroll was Vice President-Operations of Marchon, Inc., a manufacturer and distributor of toys.

         Larry Scott was appointed Vice President - Sales of the Company in February 1997. From 1994 through 1996, Mr. Scott was the Vice
President--Seasonal Product and Regional Sales Manager of Trendmasters, Inc., a manufacturer and distributor of toys. From 1990 to 1994, Mr. Scott was the Vice President of International Sales of Collegeville Imagineering, Inc.

ITEM 2 - PROPERTIES

         On March 1, 1998, the Company moved its principal executive offices and showroom to Dobbs Ferry, New York. The Company leases approximately 12,500 square feet of office space under a lease expiring in April 2008. The Company believes that this facility is suitable for the Company's purposes for the foreseeable future.

         The Company leases a showroom in the Toy Center Building at 200 Fifth Avenue, New York, New York, consisting of approximately 3,200 square feet under a lease expiring in April 2008. The showroom is adequate for the Company's purposes for the foreseeable future and has sufficient capacity to accommodate growth in the Company's product line as well as the large size of some of the Company's new products.

         Upon selling the Company owned office space to Hong Kong in April 1996, the Company leased approximately 3,400 square feet of office space for a term expiring in April 1999. The Company believes that this facility is adequate for the Company's purposes for the foreseeable future.

         The Company's Celt subsidiary owns an approximately 31,000 square foot manufacturing facility on 8 acres of land in Brockport, New York. The facility is made of metal panel and brick and is unencumbered. The Company manufactures its foam balls and related products in that facility. The Company has increased the production capacity of the Celt facility through investment in new equipment and increases in manufacturing efficiencies. The Company believes that the facility is suitable for the Company's current manufacturing activities. The Company leases warehouse space in upstate New York primarily for Celt manufactured products.

         The Company utilizes public warehouse facilities in New Jersey, California and Washington primarily for products imported from the Orient.

         The Company's operations relating to play tables is based in Arkansas City, Kansas. The Company leases 20,000 square feet of office, warehouse and assembly space relating to this operation under a lease expiring in December 1998. The Company believes that the facility is suitable for the Company's purposes for the foreseeable future. Additionally, public warehouse facilities are utilized in Kansas and Iowa.

ITEM 3 - LEGAL PROCEEDINGS

1. On August 8, 1997, the United States Court of Appeals for the Federal Circuit affirmed the decision of the United States District Court for the Northern District of California granting summary judgment in favor of the Company in the design patent and trade dress lawsuit filed by OddzOn Products, Inc. in April 1995. In granting the Company summary judgment, the District Court dismissed OddzOn's claims that the Company's Micro Ultra Pass(R) and Ultra Pass(R) toy footballs infringed on OddzOn's design patent and constituted trade dress infringement and unfair competition.

2. On September 25, 1997, an administrative law judge of the Federal Trade Commission determined that Toys "R" Us, Inc. had violated the antitrust laws by entering into arrangements with various toy manufacturers whereby the toy manufacturers would restrict their business with warehouse clubs. Toys "R" Us has announced that it will appeal that decision.

         Following announcement of the administrative law judge's decision, a series of private class actions seeking treble damages, expenses and attorneys' fees have been filed in various federal courts on behalf of consumers who purchased toys from Toys "R" Us from 1989 to the present which the defendant manufacturers had allegedly agreed not to sell to other retailers. The complaints allege, generally, a conspiracy among Toys "R" Us and the defendant toy manufacturers to cut off supplies to the warehouse clubs competing with Toys "R" Us. The defendants in these actions include Toys "R" Us, Mattel, Fisher- Price, Hasbro, Tyco Toys, The Little Tikes Company, Rubbermaid Corporation, Today's Kids, Binney & Smith, Lego Systems, Sega of America, Tiger Electronics, and Huffy Corporation. The Company is named as a defendant in many of these actions.

         The Company does not believe that it participated in any conspiracy or otherwise violated the antitrust laws and it intends to defend itself.


3. The Company received approximately 1,000 complaints concerning its Micro-Bake for Kids(TM) (the "Micro-Bake") product, all of which have been paid or accrued for as of December 31, 1997 and December 31, 1996. The Company discontinued selling this product in 1995. Virtually all of the complaints assert damage to the Micro-Bake product and many complaints assert damage to the consumer's microwave oven. The Company has product liability insurance related to this matter. The Company is expected to be responsible for approximately 50% of such claims and the insurance company is expected to pay the balance.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

Market Information

         The Company's common stock, par value $.01 per share ("Common Stock";
Symbol: JUST), has been traded on the Nasdaq National Market since the Company's initial public offering on October 1, 1992. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market from January 1, 1996 through December 31, 1997 are as follows:


 Calendar Year                            High            Low
 -------------                            ----            ---

     1996
             First Quarter               $2.000          $1.125
             Second Quarter               2.688           1.000
             Third Quarter                2.000           1.063
             Fourth Quarter               2.313           1.313

     1997
             First Quarter               $1.688          $1.250
             Second Quarter               1.563           1.219
             Third Quarter                1.688           1.188
             Fourth Quarter               1.406           0.750

         Effective February 23, 1998, new continued listing standards were adopted for securities trading on the Nasdaq National Market. The standards include a $5,000,000 market value of public float and a one dollar minimum bid price. Under applicable Nasdaq rules, the Company was advised on February 27, 1998 of its non-compliance with each such standard and was given until May 28, 1998 to achieve compliance. The Company may regain compliance if its stock trades at or above the minimum requirements for at least 10 consecutive trade days. In order to achieve the $5,000,000 market value of public float requirement, the stock must trade at a price of approximately $1.40 per share. The Company believes that its stock is eligible for listing on the Nasdaq SmallCap Market and it anticipates determining prior to May 28, 1998 whether listing on the Nasdaq National Market will continue or whether the Company will make application for listing on the Nasdaq Small CapMarket.

Dividends and Distributions

         Pursuant to the Company's Certificate of Incorporation, the Company's Board of Directors has authorized 150,000 shares of non-voting Series A Convertible Redeemable Preferred Stock, par value $1.00 per share ("Series A Stock") of which 120,000 shares are issued and outstanding and 650,000 shares of non-voting Series B Convertible Redeemable Preferred Stock, par value $1.00 per share ("Series B Stock") of which 538,243 shares were issued and 521,854 shares are outstanding at December 31, 1997 (16,389 shares were converted to Common Stock during 1997). The Series A Stock and Series B Stock rank senior to the Common Stock with respect to dividends. The Series A Stock and Series B stock have cumulative dividends of $.06 per share and $.25375 per share, respectively, per annum, payable quarterly. As long as any shares of either the Series A Stock or Series B Stock remain outstanding, no cash dividends will be paid on the Common Stock unless, at the time, all accrued and unpaid dividends and applicable sinking fund obligations have been paid or provided for. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Number of Stockholders

         As of March 26, 1998, there were 159 holders of record of the Common Stock. The Company has approximately 1,900 beneficial shareholders of the Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data at and for the periods presented. This information should be read in conjunction with the Company's Financial Statements and related Notes.

                                                                             Year Ended December 31,
                                                             ------------------------------------------------------
                                                               1997       1996        1995        1994         1993
                                                               ----       ----        ----        ----         ----
                                                                     (in thousands, except per share amounts)

   Income Statement Data:
     Net sales                                             $    23,259  $ 22,056   $  19,588    $ 23,875     $ 42,568
     Cost of goods sold                                         14,505    13,569      13,339      22,996       28,678
                                                            ----------   -------    --------     -------      -------
     Gross profit                                                8,754     8,487       6,249         879       13,890
                                                            ----------   -------    --------     -------      -------
     Expenses:
     Merchandising, selling, warehousing and distribution        3,500     3,575       5,941       9,508        7,210
     Royalties                                                   1,009       710       1,868       3,081        4,713
     General and administrative                                  3,571     3,762       4,506       3,779        3,268
                                                            ----------   -------    --------     -------      -------
     Operating income (loss)                                       674       440      (6,066)    (15,489)      (1,301)
     Interest expense                                             (623)     (546)       (357)       (285)         (34)
     Interest and dividend income                                    8        13         141         467          363
     Gain (writedown) related to investment in
       Hong Kong property                                            -       198      (1,578)         --           --
     Settlement of arbitration and related legal expenses           --        --        (910)         --           --
     Other income (expense)                                          7        50         (17)       (214)          (8)
     (Provision)/benefit for income taxes                           --        --          --        (275)         462
                                                            ----------   -------    --------     -------      -------
     Income (loss) before change in accounting principle
       and preferred stock dividends and accretion                  66       155      (8,787)    (15,796)        (518)
     Cumulative effect of change in accounting principle            --        --          --          75           --
     Preferred stock dividends and accretion                      (215)     (109)         --          --           --
                                                            ----------   -------    --------     -------      -------
     Net (loss) income attributable to common
       stockholder                                         $      (149)  $    46   $  (8,787)   $(15,721)    $   (518)
                                                           ===========   =======   =========    ========     ========

     Basic earnings (loss) per common share:

     Before cumulative effect of change in accounting
       principle                                           $      (.04)  $   .01   $   (2.12)   $  (3.81)    $   (.14)
     Cumulative effect of change in accounting principle            --        --          --         .02           --
                                                            ----------   -------    --------     -------      -------
     Basic earnings (loss)  per share attributable to
      common stockholders                                  $      (.04)  $   .01   $   (2.12)   $  (3.79)    $   (.14)
                                                           ===========   =======   =========    ========     ========

   Balance Sheet Data:

     Working capital                                           3,025     2,742       2,273       8,948       25,773
     Total assets                                              9,728     9,986      11,823      23,040       36,997
     Short-term debt                                              --        --         360         316          312
     Long-term debt                                               --        --       1,886       2,246        2,562
     Stockholders' equity                                      5,959     6,053       6,008      14,594       30,396


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company reported net income before preferred stock dividends and accretion of approximately $66,000 for the year ended December 31, 1997, compared to a profit of approximately $155,000 in the prior year.

         On June 28, 1996, the Company purchased certain assets of Table Toys. The Table Toys products include a line of play tables which are compatible with most brands of toy construction blocks and a line of toy construction blocks. The acquisition costs totaled approximately $1,961,000 and were financed through a combination of cash and the issuance of warrants and Series B Stock.

         On February 1, 1996, the Company acquired the toy line and the rights to use the "Welsh" name for toys. The Welsh toy line consists of doll accessories, carriages and strollers. The cost to acquire this product line required a modest down payment and the balance of the purchase price is based upon a percentage of sales of these products over five years.

         The following table sets forth the percentage of net sales for the periods indicated and percentage changes from period to period of certain income and expense items included in "Selected Financial Data".

                                                                      Percentage of Net Sales               Period to Period
                                                                      Year Ended December 31,              Percentage Changes
                                                            ------------------------------------------   -----------------------
                                                                                                           1997          1996
                                                                                                            vs            vs
                                                               1997           1996            1995         1996          1995
                                                            -----------    -----------   -----------    ---------    ----------
Net Sales.............................................      100.00%        100.00%         100.00%         5.5%         12.6%
Cost of Goods Sold....................................         62.4          61.5           68.1           6.9           1.7
Gross Profit..........................................         37.6          38.5           31.9           3.1          35.8
Merchandising, selling, warehousing and
  distribution expenses...............................         15.0          16.2           30.4          (2.1)        (39.8)
Royalties.............................................          4.3           3.2            9.5          42.2         (62.0)
General and administrative expenses                            15.4          17.1           23.0          (5.1)        (16.5)
Operating income (loss)...............................          2.9           2.0          (31.0)         53.2           N/A



Results of Operations

         Year Ended December 31, 1997 and 1996

         Net Sales

         Net sales for 1997 increased 5.5% to $23,259,000 from $22,056,000 in
1996 primarily due to increased sales of the Company's Toy products. Net sales of the Company's Sports toys increased 1.9% to $10,779,000 during 1997 from $10,577,000 in 1996. Net sales increased in the Toys category by 8.7% to $12,480,000 in 1997 from $11,479,000 in 1996. The increase in sales in the Toys category was primarily attributable to increased sales from the doll carriage and stroller line.

         Gross Profit

         Gross profit increased 3.1% to $8,754,000 in 1997 from $8,487,000 in 1996. Gross profit as a percentage of net sales was 37.6% for 1997 compared to 38.5% for 1996. As part of the Company's business plan to improve its operations, the Company has analyzed its product lines to selectively discontinue those products it believes will not achieve an acceptable return on investment in the future. During 1997, the Company sold, at approximately its carrying costs, the existing inventory in a selected number of product lines that will no longer be carried in the future. The reduction in the gross profit margin in 1997 from the comparable period in 1996 is partially attributable to these transactions.

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

         Merchandising, Selling, Warehousing and Distribution Expenses

         Merchandising, selling, warehousing and distribution expense decreased 2.1% to $3,500,000 for 1997 from $3,575,000 in 1996. This change was partly due to decreased warehousing expenses during 1997.

         During 1997, the Company significantly increased its investment in the development, design and packaging of products to be introduced in 1998. The amortization of such amounts will result in an increase in merchandising expense in 1998.

         Royalties

         Royalty expense increased 42.2% to $1,009,000 in 1997 compared to $710,000 in 1996 primarily due to an increase in net sales of products subject to royalties.

         General and Administrative Expenses

         General and administrative expenses decreased 5.1% to $3,571,000 for 1997 from $3,762,000 in 1996. The Company implemented certain cost control measures which reduced these expenses in 1997 and had an approximately $150,000 reduction in legal and professional fees in 1997. These reductions were partly offset by an increase in noncash charges such as depreciation and amortization associated with the acquisition by the Company of certain assets of Table Toys in June 1996, which were only recorded in the second half of 1996.

         Operating Profit

         The Company had an operating income of $674,000 in 1997 compared with an operating profit of $440,000 in 1996.

         Interest Expense

         Interest expense increased to $623,000 in 1997 as compared to $546,000 in 1996. This change was due primarily to increased borrowings from Milberg Factors, Inc. ("Milberg") during the year which were partly offset by the repayment of the mortgage on the Company's Hong Kong property upon its sale in the second quarter of 1996.

         Net Income

         The Company had net income of $66,000 in 1997 as compared with net income of $155,000 in 1996. During 1996, the Company recorded a non-recurring gain on the sale of its Hong Kong property of $198,000.

         Basic Income (Loss) Per Share Attributable to Common Stockholders

         In 1997, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock issued in 1996 to its redemption value as expenses in computing net income attributable to common stockholders. During 1996, dividends and accretion were only recorded for the last six months of the year.

         Basic loss per share attributable to common stockholders for 1997 totaled $.04 per share compared to a basic earnings per share attributable to common stockholders of $.01 per share in 1996 based upon 4,157,000 and 4,150,000 weighted average shares outstanding during 1997 and 1996, respectively.

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

         Merchandising, Selling and Distribution Expenses

         Merchandising, selling, warehousing and distribution expenses decreased 39.8% to $3,575,000 from $5,941,000 in 1995 due to significant reductions in expenses in this area. In addition, the Company wrote-down barter credits totaling $976,000 in 1995.

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

         General and Administrative Expenses

         General and Administrative expenses decreased 16.5% to $3,762,000 in 1996 from $4,506,000 in 1995 due to continued decreases in expenses in this area.

         Operating Profit (Loss)

         The Company had operating income of $440,000 in 1996 compared with an operating loss of $6,066,000 in 1995.

         Gain (Writedown) Related to Investment in Hong Kong Property

         The 1996 figures include approximately $198,000 of income from the sale of the Company's Hong Kong property which was recognized because the final selling price was marginally higher than expected and selling expenses were less than expected. In 1995, the Company wrote down the value of its property in Hong Kong to its then estimated realizable value.

         Net Income (Loss)

         The Company had a net income of $155,000 in 1996 compared to a net loss of $8,787,000 in 1995.


         Basic Earnings (Loss) Attributable to Common Stockholders

         In 1996, the Company recorded the dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock issued in 1996 to its redemption value, as a change in stockholders' equity during the year and deducted these expenses in computing net income attributable to common stockholders. During 1995, no material amounts of dividends were earned.

         Basic earnings per share attributable to common stockholders for 1996 totaled $0.01 per share compared to a basic loss per share attributable to common stockholders of $2.12 per share in 1995 based upon 4,150,000 weighted average shares outstanding in each year.

Other Information

         During the past several years, the Company has experienced a shift in its revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company expects that this trend will continue due to industry changes and due to changes to its product mix related to the doll carriage and stroller product lines and the PlayTable product lines which were acquired in 1996. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and
(c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the difference levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. The Company's unshipped orders were approximately $1,193,000 at December 31, 1997 compared to $1,780,000 at December 31, 1996.

Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources in 1997 were funds provided from operations and its Milberg credit facility. The Company's primary sources of liquidity and capital resources in 1996 were funds provided from operations, proceeds from the sale of the Company's Hong Kong facility as well as available credit facilities. At December 31, 1997, working capital was $3,025,000 compared to approximately $2,742,000 at December 31, 1996.

         The Company's factoring agreement with Milberg provides for advances equal to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is .65% of receivables. Advances bear interest at the rate of prime plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the book value of the Company's eligible inventory located in the United States. Such advances will also bear interest at the rate of prime plus one percent. Additionally, the factoring arrangement with Milberg is secured by a mortgage on the real property owned by the Company's manufacturing subsidiary.

         In April 1996, the Company sold its Hong Kong property. In 1995, the Company wrote down the carrying value of the facility by $1,578,000 to reflect the Company's estimate of the net proceeds of the sale. The sale resulted in additional liquidity and reduced costs for the Company by permitting the Company to lease space at a cost below the carrying costs of the former facility. The sale yielded net proceeds to the Company of approximately $842,000 after payment of the mortgage and the costs associated with the sale.

         The Company's acquisition of the Welsh product line required a modest down payment. The balance of the purchase price is based upon a percentage of sales of Welsh products over five years.

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

         During 1997, all dividends paid by the Company on the Series A Stock and Series B Stock were in cash. During 1997, 16,389 shares of Series B Stock were converted into an equivalent number of shares of Common Stock.

         To the extent the Company may be required to pay any claims relating to its discontinued Micro-Bake product, the Company believes that its current reserves will be sufficient to cover such payments.

         The Company has a bonus pool that enables employees to participate in the Company's profits. The pool for fiscal 1996 and 1997 consists of 20% of the first $1,000,000 of pre-tax earnings, as defined, 15% of the next $1,000,000 of pre-tax earnings and 10% of pre-tax earnings over $2,000,000. For 1996, pre-tax earnings was defined as pre-tax income before preferred stock dividends and accretion. For 1997, pre-tax earnings was defined as pre-tax earnings after deduction for preferred stock dividends and accretion. The bonus pool was approximately $31,000 for 1996. There was no bonus pool for 1997. The bonus pool is intended to provide performance-based compensation and to reward those who contribute to the Company's success. The bonus arrangements should not adversely affect the Company's liquidity since it is only payable if earned.

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

Year 2000 Compliance

         The Company has reviewed its computer systems and developed a plan to achieve proper processing of transactions in the year 2000 and beyond. As part of the Company's decisions to perform certain administrative functions internally, effective January 1, 1997, the Company installed new software for its main processing systems which is year 2000 compliant. The Company is evaluating the other systems throughout the organization and believes that all of its computer systems will be year 2000 compliant by the middle of 1999. Costs incurred to date to implement the plan have not been material and are not expected to be material to operating results in the future. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Any significant disruption of the Company's ability to communicate electronically with its business partners could negatively impact the Company's business, financial condition and results of operations.

Inflation

         The Company does not believe that the relatively moderate rates of inflation in recent years have had a significant effect on its net sales or profitability.

Seasonality

         The toy industry is typically seasonal in nature due to the heavy demand for toy products during the Christmas season. During the past several years, the Company has experienced a shift in its revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company expects that this trend will continue due to industry changes and due to changes to its product mix related to the doll carriage and stroller product lines and the PlayTable product lines which were acquired in 1996. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules.

         As a result of the shift in the Company's revenues to the second half of the year, the Company anticipates that it may experience decreased sales and increased losses during the first and second quarters of 1998 compared to the first two quarters of 1997.

Backlog

         Total order backlog at December 31, 1997 and 1996 was approximately $1,193,000 and $1,780,000, respectively. The Company expects substantially all of such orders to be filled during 1998. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The use of just-in-time/quick response inventory techniques and replenishment programs being used by larger retailers has caused a change in their ordering patterns with fewer orders being placed significantly in advance of shipment. The Company does not consider total order backlog to be a meaningful indicator of future sales.

Certain Cautionary Factors

         Certain factors discussed above, in addition to those discussed elsewhere in this Report, should be considered carefully in evaluating the Company and its business. See the introductory paragraph of this Annual Report on Form 10-K. See also "Business -- Manufacturing," " -- Seasonality," "-- Government Regulation" and "-- Certain Cautionary Factors."

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




    Name                     Age                       Principal Occupation                Director Since
    ----                     ---                       --------------------                --------------
Roger Gimbel                  67             Vice Chairman of the Board of Directors;          1992
                                             Chairman of Worldwide Dreams LLC

Charmaine Jefferson           44             Director of the Company; attorney;                1995
     `                                       President of Kelan Resources

Howard Kaufman                71             Director of the Company; private investor         1992

Morton J. Levy                76             Chairman of the Board of Directors                1992

Irwin Naitove                 80             Director of the Company; private investor         1995

Donald D. Shack               69             Director of the Company; member of the law        1992
                                             firm Shack & Siegel, P.C.

Barry Shapiro                 55             Director, President and Chief Executive           1995
                                             Officer of the Company


         Roger Gimbel was appointed Vice Chairman of the Board of Directors, Chief Financial Officer and Vice President of the Company in August 1992. Mr. Gimbel resigned as Chief Financial Officer and Vice President of the Company in April 1995. Mr. Gimbel was one of the founders of the Company. Mr. Gimbel is the Chairman of Worldwide Dreams LLC, an importer and distributor of personal accessories, small leather goods and related items.

         Charmaine Jefferson was appointed a director of the Company in July 1995. Ms. Jefferson is an attorney and President of Kelan Resources, a non-profit arts management consulting firm. From June 1995 to April 1996, Ms. Jefferson was self-employed as a consultant providing management advice to not-for-profit corporations. From August 1992 to June 1995, Ms. Jefferson was employed as the Executive Director of the Dance Theatre of Harlem, Inc. From 1988 through August 1992, Ms. Jefferson was Deputy and Acting Commissioner for the New York City Department of Cultural Affairs.

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

         Morton J. Levy was appointed as the Company's Chairman on March 30, 1995 and also served as the Chief Executive Officer from such date until July 1, 1997. Mr. Levy is a director and officer of each of the Company's subsidiaries. He was appointed a director of the Company in October 1992 and was a consultant to the Company from 1994 until March 1995. Mr. Levy has been engaged in the toy business for over 35 years, having been a founder and principal officer of Gabriel Industries, Inc., a diversified toy manufacturer. For more than five years prior to his engagement as a consultant to the Company, Mr. Levy was a private investor.

         Irwin Naitove was appointed a director of the Company in May 1995. Mr. Naitove has been engaged in corporate finance for the past 45 years. For more than the past five years, Mr. Naitove has been a private investor.

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

         Barry Shapiro became the Chief Executive Officer of the Company on July 1, 1997. Mr. Shapiro was appointed President and Chief Operating Officer of the Company on March 30, 1995. Mr. Shapiro is Chairman of the Company's Hong Kong subsidiaries and a director and officer of each of the Company's subsidiaries. He was appointed a director of the Company in April 1995. Mr. Shapiro has been engaged in the toy business for over 30 years. In November 1994, Mr. Shapiro was appointed Executive Vice President of the Company. From December 1993 until November 1994, he served as Managing Director for the Company's Hong Kong subsidiaries, Joyful World Enterprises, Ltd. and Just Toys Products, Ltd. From October 1991 to November 1993, he was the President of Packaging Specialists, a manufacturer and distributor of protective packaging. From January 1984 to June 1991, Mr. Shapiro was Executive Vice President and General Manager of Imagineering, Inc.

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

         Based solely on the Company's review of the copies of such forms it has received and written representations that no Form 5 is required to be filed, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1997.

ITEM 11 - EXECUTIVE COMPENSATION

         The Summary Compensation Table below sets forth certain information concerning compensation paid or accrued in 1997 to the Chief Executive Officer of the Company and the four executive officers whose total salary and bonus in 1997 exceeded $100,000.


                                               Summary Compensation Table
                                                                                    Long-Term
                                                                                   Compensation
                                                                                 ----------------
                                                     Annual Compensation             Options              All Other
                                                -----------------------------
    Name and Principal Position        Year     Salary ($)      Bonus ($)(1)       Awarded (#)         Compensation ($)
-----------------------------------   -------   -----------    --------------    ----------------    --------------------

Morton J. Levy(2)                      1997         113,365          -                 50,000         50,000(3)
  Chairman of the Board                1996         229,327        9,300               50,000             -
                                       1995         166,833          -                 85,000             -

Barry Shapiro(4)                       1997         237,197          -                100,000             -
  President and Chief                  1996         217,778        7,750               30,000             -
  Executive Officer                    1995         185,000          -                 39,000             -

David Schwartz(5)(7)                   1997         130,000          -                 10,000             -
  Chief Financial Officer and          1996          17,395         500                15,000             -
  Treasurer

Robert Pagano(5)                       1997         139,808          -                   -                -
  Vice President - Marketing and       1996         142,850        2,000               20,000             -
  Product Planning

Larry Scott (6)(7)                     1997         138,384          -                 15,000         34,039(8)
  Vice President - Sales


-------------------
(1)      Represents bonuses paid in 1997 relating to the 1996 fiscal year.
(2) Mr. Levy was appointed as Chairman and Chief Executive Officer of the Company in 1995. In July 1997, Mr. Shapiro was appointed Chief Executive Officer and Mr. Levy remained as Chairman of the Company.
(3) Represents consulting fees paid pursuant to Mr. Levy's agreement with the Company.
(4) Mr. Shapiro was appointed as an executive officer of the Company at the end of 1994.
(5) Mr. Schwartz and Mr. Pagano were appointed as executive officers of the Company in 1996.
(6)      Mr. Scott was appointed as an executive officer of the Company in 1997.
(7) Mr. Schwartz started with the Company in November 1996. Mr. Scott started with the Company in January 1997.
(8) Represents amounts paid to Mr. Scott for relocation expenses and related matters.

         The following table sets forth certain information with respect to options to purchase Common Stock granted in fiscal year 1997 under the Company's 1992 Incentive and Non-Qualified Stock Option Plan for the executive officers named in the Summary Compensation Table above.


                        Option Grants In Last Fiscal Year

                                                                                     Potential Realizable Value
                                                                                      at Assumed Annual Rates of
                                                                                    Stock Price Appreciation for
                              Individual Grants                                           Option TermZ
-------------------------------------------------------------------------------     ----------------------------

                                       Percent of Total
                                        Options Granted    Exercise
                                        to Employees in      Price     Expiration
     Name        Options Granted (#)         1997          ($/Share)      Date          5% ($)         10% ($)
    ------       -------------------         -----         ---------     ------        --------       --------
Morton J. Levy          50,000               23.1%          1.3750      6/29/07        43,237        109,570
Barry Shapiro          100,000               46.2%          1.5000      6/30/07           --          59,765
David Schwartz          10,000                4.6%          1.2810      6/02/07         8,058         20,421
Larry Scott             15,000                6.9%          1.5000      1/06/07        14,150         35,859


         The following table details the value on December 31, 1997 of options to purchase Common Stock held by the executive officers named in the Summary Compensation Table above.

                          Fiscal Year End Option Values



                                   Number of Unexercised Options at          Value of Unexercised in-the-Money
                                             DEcember 31, 1997                Options at December 31, 1997(1)
                             --------------------------------------        -------------------------------------

Name                           Exercisable (#)     Unexercisable (#)       Exercisable (#)     Unexercisable (#)
----                           ---------------     -----------------       ---------------     -----------------


Morton J. Levy                    173,900                 27,100                 ---                 ---
Barry Shapiro                      29,100                152,400                 ---                 ---
David Schwartz                      3,000                 22,000                 ---                 ---
Robert Pagano                       4,000                 16,000                 ---                 ---
Larry Scott                           ---                 15,000                 ---                 ---

--------------
(1) Based on closing price of the Common Stock on the Nasdaq National Market on December 31, 1997 of $0.875 per share.

Compensation Arrangements

         In 1997, the Compensation Committee of the Board of Directors (the "Compensation Committee") amended the company wide bonus pool that enables employees of the Company to participate in the profits the Company earns in 1997 and 1998. The pool consists of 20% of the first $1,000,000 of such pre-tax earnings after preferred stock dividends and accretion, 15% of the next $1,000,000 of such pre-tax earnings and 10% of all such pre-tax earnings over $2,000,000. No bonuses were earned for 1997.

         In December 1996, Mr. Levy entered into an agreement with the Company which provided for Mr. Levy to relinquish the post of Chief Executive Officer of the Company on July 1, 1997, render consulting services to the Company thereafter and remain as Chairman of the Board. Until June 30, 1997, Mr. Levy received a base salary at the rate of $225,000 per annum. The Company paid Mr. Levy at the rate of $100,000 per annum during the period from July 1, 1997 through December 31, 1997, and will pay Mr. Levy $75,000 per annum during the period from January 1, 1998 through December 31, 1998, and $50,000 per annum during the period from January 1, 1999 through December 31, 1999. Such payments will be made to Mr. Levy's beneficiary in the event of his death. Through December 31, 1999, the Company will provide Mr. Levy with the use of an office, private telephone and secretarial services. In addition, on each of December 5, 1996 and June 30, 1997, the Company granted Mr. Levy a fully vested and exercisable ten year option to purchase up to 50,000 shares of Common Stock at an exercise price equal to the closing price of the Common Stock on the Nasdaq National Market on the grant date ($1.50 on December of 1996; $1.375 on June 30, 1997). Neither of such options is governed by the Company's stock option plan. Both options will remain outstanding for their full term until exercised, whether or not Mr. Levy is still a Director or consultant to the Company.

         On July 1, 1997, Mr. Shapiro entered into an employment agreement with the Company in connection with his appointment as Chief Executive Officer. The agreement provides for Mr. Shapiro to be paid $250,000 per year and to participate in the company wide bonus pool. Mr. Shapiro was also granted an option to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share. The option is exercisable by Mr. Shapiro in installments of 25,000 shares when the price of the Common Stock reaches the following stock prices for a minimum of 30 trading consecutive trading days: $3.00; $4.00; $5.00; and $6.00. Within one year after a change in control (as defined in the agreement) of the Company if Mr. Shapiro's employment with the Company is terminated without cause or if Mr. Shapiro voluntarily elects to terminate his employment with the Company, the Company will (i) pay Mr. Shapiro a lump sum amount equal to 12 months of his base salary in effect at the time of the change in control,
(ii) provide Mr. Shapiro with medical, insurance and other benefits for 12 months after termination and (iii) provide Mr. Shapiro use of an office and secretarial assistance for six months after termination. If Mr. Shapiro or the Company elect to terminate Mr. Shapiro's employment within one year following a change in control, at the Company's request Mr. Shapiro will continue to be employed by the Company at his then current salary and benefits for up to six months. However, Mr. Shapiro is under no obligation to continue his employment if he has elected to terminate his employment because (i) his position as Chief Executive Officer or duties, performance requirements or working conditions with respect thereto have been changed, (ii) he ceases to serve as a member of the Board of Directors, (iii) his base salary in effect prior to the change in control is reduced or (iv) he is required to relocate.

         All non-officer directors of the Company annually receive a fee of $10,000 per year and options to purchase 5,000 shares at the market price of the Common Stock on the anniversary of their election as a member of the Board of Directors.

ITEM 12 - SECURITY OWNERSHIP OF
         CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information at March 26, 1998, as to shares of Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) the Company's directors, the Chief Executive Officer and the other four executive officers identified in the Summary Compensation Table above and (iii) the directors and officers of the Company as a group.


                Name and Address of                     Amount and Nature of                 Percent of
                  Beneficial Owner                    Beneficial Ownership (1)                 Class
                 ------------------                   ------------------------                ------
Roger Gimbel .......................................            421,230(2)                     10.1%
  350 Fifth Avenue
  New York, New York  10118
Morton J. Levy......................................            322,295(3)                      7.4%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522
G. Gimbel\M. Meyers Voting Trust ...................            299,683(4)                      7.2%
  c/o Shack & Siegel, P.C.
  530 Fifth Avenue
  New York, New York  10036
FMR Corp. ..........................................            253,900(5)                      6.1%
  82 Devonshire Street
  Boston, Massachusetts 02109
Barry Shapiro ......................................             58,066(6)                      1.4%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522
Donald D. Shack.....................................             22,000(7)                  Less than 1%
  530 Fifth Avenue
  New York, New York  10036
David Schwartz......................................             10,500(8)                  Less than 1%
  20 Livingstone Avenue
  Dobbs Ferry, New York 10522
Howard Kaufman......................................              6,900(9)                  Less than 1%
  Bishops Estate
  Lenox, Massachusetts 01290
Robert Pagano.......................................              6,000(10)                 Less than 1%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522



                Name and Address of                     Amount and Nature of                 Percent of
                  Beneficial Owner                    Beneficial Ownership (1)                 Class
                 ------------------                   ------------------------                ------
Charmaine Jefferson ................................              3,000(8)                  Less than 1%
  2003 Victoria Avenue
  Los Angeles, California 90016
Irwin Naitove.......................................              3,000(8)                  Less than 1%
  RR1
  Box 630
  Mount Holly, Vermont  05758
Larry Scott                                                       3,000(8)                  Less than 1%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522
All directors and executive officers as                         859,491(11)                    19.4%
  a group (twelve persons)..........................

---------------
(1) Except as otherwise indicated in the following footnotes, the persons listed in the table own of record the shares of Common Stock opposite their name and have sole voting and investment power with respect to such shares of Common Stock.

(2) Includes 25 shares of Common Stock owned by the Voting Trust listed below and 12,000 shares issuable upon exercise of currently exercisable stock options granted under the Company's 1992 Incentive and Non-Qualified Stock Option Plan (the"Plan").

(3) Includes 1,500 shares owned by Mr. Levy as custodian for his grandson under the Uniform Gifts to Minors Act and 73,900 shares issuable upon exercise of currently exercisable stock options granted under the Plan and 100,000 shares issuable upon exercise of a separate currently exercisable stock option.

(4) Based upon information set forth in Schedule 13D filed by Geoffrey Gimbel and Murray Meyers as Trustees under Voting Trust dated as of October 7, 1997 by and between Geoffrey Gimbel, Roger Gimbel, Bradley Meyers, Gary Meyers, Lawrence Meyers, Murray Meyers and Susan Schulman (the "Voting Trust") on or about February 11, 1998. Geoffrey Gimbel as Trustee has sole voting power over 199,784 shares and Murray Meyers as Trustee has sole voting power over 99,884 shares.

(5) Based upon information set forth in Schedule 13G filed by FMR Corp. with the Securities and Exchange Commission on or about February 14, 1998, Fidelity Management and Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 253,900 shares or 6.1% of the Common Stock of the Company as a result of acting as investment adviser to several investment companies. Mr. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the aforementioned investment companies each has sole power to dispose of these 253,900 shares. The ownership of one investment company, Fidelity Advisor Strategic Opportunities Fund, amounted to 253,900 shares or 6.1% of the Common Stock outstanding at December 31, 1997.

(6) Includes 31,400 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(7) Includes 12,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(8) Includes 3,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(9) Includes 6,900 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(10) Includes 6,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(11) Includes 257,700 shares issuable upon exercise of currently exercisable stock options.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Donald D. Shack, a director of the Company, is a shareholder and director of Shack & Siegel, P.C., general counsel to the Company


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)(1)            Financial Statements:                        Page

         Index to Financial Statements                         F- 1

         Report of Independent Auditors                        F- 2

         Consolidated Balance Sheets --
         December 31, 1997 and 1996                            F- 6

         Consolidated Statements of Operations --
         For each of the years ended
         December 31, 1997, 1996 and 1995                      F- 7

         Consolidated Statements of Changes in
         Stockholders' Equity -- For each of the
         years ended December 31, 1997, 1996 and 1995          F- 8

         Consolidated Statements of Cash Flows --
         For each of the years ended
         December 31, 1997, 1996 and 1995                      F- 9

         Notes to Consolidated Financial Statements            F-10

   (2)            Financial Statement Schedules:

Schedule II -- Valuation and Qualifying Accounts               F-27

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

         4.4 Stock Option, dated December 5, 1996, granted to Morton J. Levy, incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1997 (the "1997 1st Quarter 10-Q").

         4.5 Stock Option, dated June 30, 1997, granted to Morton J. Levy, incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1997 (the "1997 2nd Quarter 10-Q").

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

         10.2 1992 Incentive and Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.4 of the Form S-1.

         10.3 Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.3 of the 1996 3rd Quarter 10-Q.

         10.4 Form of Underwriters Warrant Agreement between the Company and Gruntal & Co., Incorporated and Gerard Klauer Mattison & Co., Inc., incorporated by reference to Exhibit 10.12 of the Form S-1.

         10.5 Factoring Agreement dated as of July 26, 1995 with Milberg Factors, Inc., incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 (the "August 1995 Form 8-K").

         10.6 Letter dated July 20, 1995 from Milberg Factors, Inc. to the Company, incorporated by reference to Exhibit 10.18 of the August 1995 Form 8-K.

         10.7 Amendment dated March 21, 1996 between Milberg Factors, Inc. and the Company, incorporated by reference to Exhibit 10.13 of the 1995 10-K.

         10.8 Settlement Agreement dated October 30, 1995 between the Company, Allan Rigberg, Rose Evangelista and JTI Toys, Inc. incorporated by reference to Exhibit 10.10 of the 1995 3rd Quarter 10-Q.

         10.9 Warrant Agreement dated as of January 1, 1996 between Just Toys, Inc. and Patricof & Co. Capital Corp., incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K with respect to the year ended December 31, 1996 (the "1995 10-K").

         10.10 Agreement for Sale and Purchase of the Hong Kong property dated March 22, 1996 between Just Toys Products Limited and Advanced Chemicals Limited, incorporated by reference to
                  Exhibit 10.12 of the 1995 10-K.

         10.11 Asset Purchase Agreement dated January 22,1996 between the Company and Table Toys, Inc. (the "Asset Purchase Agreement"), incorporated by reference to Exhibit 2.1 of the July 1996 Form 8-K.

         10.12 Amendment dated April 12, 1996 to the Asset Purchase Agreement, incorporated by reference to Exhibit 2.2 of the July 1996 Form 8-K.

         10.13 Second Amendment dated April 15, 1996 to the Asset Purchase Agreement, incorporated by reference to Exhibit 2.3 of the July 1996 Form 8-K.

         10.14 Agreement, dated December 5, 1996 between the Company and Morton J. Levy incorporated by reference to Exhibit 10.1 of the 1997 1st Quarter 10-Q.

         10.15 Security Agreement - Goods and Chattels, dated May 9, 1997 between Milberg Factors, Inc. ("Milberg") and Celt Specialty Partners, Inc. ("Celt") incorporated by reference to Exhibit
                  10.1 of the 1997 2nd Quarter 10-Q.

         10.16 Guaranty, dated May 9, 1997, between Milberg and Celt, incorporated by reference to Exhibit 10.2 of the 1997 2nd Quarter 10-Q.

         10.17 Mortgage and Security Agreement, dated May 9, 1997, made by Celt in favor of Milberg incorporated by reference to Exhibit
                  10.3 of the 1997 2nd Quarter 10-Q.

         10.18 Employment Agreement, dated July 1, 1997, between the Company and Barry Shapiro, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 1997.

         21       Subsidiaries of the Company incorporated by reference to
                  Exhibit 10.21 of the 1995 10-K.

         *23      Consent of Ernst & Young LLP

         *27      Financial Data Schedule

--------------------------

         *        Filed herewith

         (b)  Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of March, 1998.

                                    JUST TOYS, INC.



                                     By: /s/ Barry Shapiro
                                         -----------------------------
                                         Barry Shapiro
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

        Name                           Title                               Date
        ----                           -----                               ----

/s/ Morton J. Levy                    Chairman of the Board            March 31, 1998
-------------------------------
(Morton J. Levy)



/s/ Barry Shapiro                    President and Chief               March 31, 1998
-------------------------------      Executive Officer,
(Barry Shapiro)                      Director




/s/ David Schwartz                   Chief Financial Officer,          March 31, 1998
-------------------------------      Treasurer and Principal
(David Schwartz)                     Accounting Officer





-------------------------------      Director                          March __, 1998
(Howard Kaufman)


/s/ Roger Gimbel                     Director                          March 31, 1998
-------------------------------
(Roger Gimbel)




/s/ Donald D. Shack                  Director                          March 31, 1998
-------------------------------
(Donald D. Shack)

/s/ Irwin Naitove                    Director                          March 31, 1998
-------------------------------
(Irwin Naitove)

/s/ Charmaine Jefferson              Director                          March 31, 1998
-------------------------------
(Charmaine Jefferson)


                                    FORM 10-K
                              ITEM 14(A)(1) AND (2)

                        JUST TOYS, INC. AND SUBSIDIARIES



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF JUST TOYS, INC. AND SUBSIDIARIES ARE INCLUDED IN ITEM 8:
                                                                PAGE
                                                               NUMBER
                                                               ------

REPORT OF INDEPENDENT AUDITORS                                   F-2


BALANCE SHEETS AS AT DECEMBER 31, 1997 AND 1996                  F-3


STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1997, 1996 AND 1995                                 F-4


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995             F-5


STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1997, 1996 AND 1995                                 F-6


NOTES TO FINANCIAL STATEMENTS                                    F-7



THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENT SCHEDULE OF
JUST TOYS, INC. AND SUBSIDIARIES IS INCLUDED IN ITEM 14(A)(2):

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                  F-27



ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE AND, THEREFORE, HAVE BEEN OMITTED.

                         Report of Independent Auditors


We have audited the accompanying consolidated balance sheets of Just Toys, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Just Toys, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                         /s/ERNST & YOUNG LLP



New York, New York
February 26, 1998

                        JUST TOYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                      December 31,
                                                               -----------------------------------
                                                                    1997                    1996
                                                                   ------                  ------
Current assets:
   Cash .............................................          $   213,789             $   153,707
   Accounts receivable, net of allowances of
     $688,000 and $603,000 (Note 5)..................               97,778                 287,578
   Inventories (Note 6) .............................            3,713,981               4,113,300
   Prepaid and refundable income taxes...............               39,269                  28,914
   Prepaid expenses and other current assets (Note 7)            1,710,888               1,118,128
                                                               -----------             -----------
          Total current assets ......................            5,775,705               5,701,627

Property and equipment, at cost, net of accumulated
   depreciation and amortization (Notes 5 and 8).....            3,223,172               3,504,468
Goodwill, net of accumulated amortization (Note 3)...              614,836                 660,376
Other assets.........................................              114,535                 119,650
                                                               -----------             -----------
          TOTAL......................................          $ 9,728,248             $ 9,986,121
                                                               ===========             ===========

LIABILITIES

Current liabilities:
   Accounts payable .................................          $ 1,853,246             $ 1,637,949
   Accrued liabilities (Note 10).....................              897,153               1,321,575
                                                               -----------             -----------
          Total current liabilities .................            2,750,399               2,959,524

Series B Convertible Redeemable Preferred Stock,
   650,000 shares authorized, 521,854 and 538,243
   shares issued and outstanding (liquidation value
   $1,891,721 and $1,951,131)(Note 4)................            1,018,990                 972,778
                                                               -----------             -----------
          Total liabilities .........................            3,769,389               3,932,302
                                                               -----------             -----------

Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 shares
     authorized (Note 4):
        Series A Convertible Redeemable Preferred
          Stock, 150,000 shares authorized, 120,000
          shares issued and outstanding (liquidation
          value $120,000) ..... .....................              120,000                 120,000
   Common stock, $.01 par value, 15,000,000 shares
     authorized, 4,178,167 and 4,150,000 issued and
     outstanding.....................................               41,782                  41,500
   Additional paid-in capital .......................           29,849,043              29,795,768
   Accumulated deficit...............................          (24,051,966)            (23,903,449)
                                                               -----------             -----------
          Total stockholders' equity.................            5,958,859               6,053,819
                                                               -----------             -----------

          TOTAL......................................          $ 9,728,248             $ 9,986,121
                                                               ===========             ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                            ----------------------------------------------------------------
                                               1997                       1996                      1995
                                              ------                     ------                    ------
Net sales (Note 12).....................   $23,259,054                $22,055,784               $19,588,348

Cost of goods sold .....................    14,504,663                 13,568,684                13,338,943
                                           -----------                -----------               -----------

Gross profit............................     8,754,391                  8,487,100                 6,249,405
                                           -----------                -----------               -----------

Expenses:
   Merchandising, selling,
     warehousing and distribution.......     3,500,068                  3,574,716                 5,941,439
   Royalties ...........................     1,009,028                    709,656                 1,868,838
   General and administrative...........     3,570,950                  3,762,413                 4,505,324
                                           -----------                -----------               -----------
          Total ........................     8,080,046                  8,046,785                12,315,601
                                           -----------                -----------               -----------

Operating income (loss).................       674,345                    440,315                (6,066,196)
Other income (expenses):
   Interest expense.....................      (623,277)                  (545,800)                 (357,562)
   Interest and dividend income.........         7,945                     12,927                   141,440
   Gain (write down) related to
     investment in Hong Kong property...                                  197,503                (1,578,000)
   Settlement of arbitration &
     related legal expenses.............                                                           (909,594)
   Other income (expense)...............         7,551                     50,469                   (17,012)
                                           -----------                -----------               -----------

Net income (loss).......................        66,564                    155,414                (8,786,924)

Preferred stock dividends and
   accretion (Note 4)...................       215,081                    109,512
                                           -----------                -----------               -----------

Net (loss) income attributable to
   common stockholders .................   $  (148,517)               $    45,902              $(8,786,924)
                                           ===========                ===========              ===========

Weighted average common shares
   outstanding .........................     4,157,463                  4,150,000                4,150,000
                                           ===========                ===========              ===========

Per share data:

Basic earnings (loss) per share
   attributable to common stockholders..   $      (.04)               $       .01              $     (2.12)
                                           ===========                ===========              ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           Series A
                                        Preferred Stock                  Common Stock                                Unrealized
                                   -----------------------        -----------------------         Additional       Gain (Loss) on
                                     Number                         Number                          Paid-in          Marketable
                                   of Shares       Amount         of Shares        Amount           Capital          Securities
                                   ---------       -------        ---------        -------          --------         -----------
Balance -
   January 1, 1995.............                                   4,150,000        41,500         29,795,768           (81,211)

Shares issued
   in arbitration
   settlement..................    120,000       $120,000
Change in unrealized
   loss on marketable
   securities..................                                                                                         81,211
Net loss ......................
                                   -------       --------         ---------       -------        -----------          --------
Balance -
   December 31, 1995...........    120,000        120,000         4,150,000        41,500         29,795,768             - 0 -

Net income ....................
Preferred stock
   dividends and
   accretion (Note 4)..........
                                   -------       --------         ---------       -------        -----------          --------
Balance -
   December 31, 1996 ..........    120,000        120,000        4,150,000         41,500         29,795,768             - 0 -

Conversion of Series B
   Stock to Common
   Stock ......................                                     16,389            164             31,045
Sale of Common Stock ..........                                     11,778            118             22,230
Net income ....................
Preferred stock
   dividends and
   accretion (Note 4)..........
                                   -------       --------         ---------       -------        -----------          --------
Balance -
   December 31, 1997 ..........    120,000       $120,000        4,178,167        $41,782        $29,849,043             - 0 -
                                   =======       ========        =========        =======        ===========          ========


                                        Accumulated
                                          Deficit                 Total
                                        -----------               -----

Balance -
   January 1, 1995.............         (15,162,427)            14,593,630

Shares issued
   in arbitration
   settlement..................                                    120,000
Change in unrealized
   loss on marketable
   securities..................                                     81,211
Net loss ......................           (8,786,924)           (8,786,924)
                                        ------------           -----------
Balance -
   December 31, 1995...........          (23,949,351)            6,007,917

Net income ....................              155,414               155,414
Preferred stock
   dividends and
   accretion (Note 4)..........             (109,512)             (109,512)
                                        ------------           -----------
Balance -
   December 31, 1996 ..........         (23,903,449)             6,053,819

Conversion of Series B
   Stock to Common
   Stock ......................                                     31,209
Sale of Common Stock ..........                                     22,348
Net income ....................              66,564                 66,564
Preferred stock
   dividends and
   accretion (Note 4)..........            (215,081)              (215,081)
                                        ------------           -----------
Balance -
   December 31, 1997 ..........        $(24,051,966)           $ 5,958,859
                                       ============            ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Year Ended December 31,
                                                                                -------------------------------------------------
                                                                                    1997               1996               1995
                                                                                    ----               ----               ----

   Cash flows from operating activities:
     Net income (loss). . . . . . . . . . . . . . . . . . . . . .               $   66,564        $   155,414         $(8,786,924)
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
         Depreciation and amortization. . . . . . . . . . . . . .                  939,030            908,342           1,774,611
         Gain on sale of Hong Kong property . . . . . . . . . . .                                    (197,503)
         Write off of barter credits. . . . . . . . . . . . . . .                                                         976,000
         Write down of investment in Hong Kong property . . . . .                                                       1,578,000
         Issuance of preferred stock in arbitration settlement. .                                                         120,000
         Realized and unrealized (gain) loss on marketable
            securities. . . . . . . . . . . . . . . . . . . . . .                                                         (46,069)
         Changes in operating assets and liabilities (net of the
           effects of acquisitions in 1996 and 1995):
             (Increase) decrease in:
                Accounts receivable . . . . . . . . . . . . . . .                  189,800          1,492,020             592,770
                Inventories . . . . . . . . . . . . . . . . . . .                  399,319           (443,094)          1,241,092
                Prepaid and refundable income taxes . . . . . . .                  (10,355)           219,545            (182,660)
                Prepaid expenses and other current assets . . . .                 (592,760)          (471,706)            253,987
                Other assets  . . . . . . . . . . . . . . . . . .                    5,115            (43,462)             54,004
              Increase (decrease) in:
                Accounts payable. . . . . . . . . . . . . . . . .                  215,297           (332,760)           (872,684)
                Accrued liabilities . . . . . . . . . . . . . . .                 (424,422)          (277,157)         (1,408,229)
                Income taxes payable. . . . . . . . . . . . . . .                                                        (473,422)
                                                                                ----------         ----------          ----------

                  Net cash provided by (used in) operating
                    activities. . . . . . . . . . . . . . . . . .                  787,588          1,009,639          (5,179,524)
                                                                                ----------         ----------          ----------

   Cash flows from investing activities:
     Acquisition of property and equipment. . . . . . . . . . . .                 (612,194)          (921,047)         (1,073,071)
     Acquisition of certain assets of Table Toys, Inc.  . . . . .                                  (1,018,654)
     Net proceeds from the sale of the Hong Kong property . . . .                                   3,166,992
     Purchase of marketable securities. . . . . . . . . . . . . .                                                      (2,908,731)
     Redemption of marketable securities. . . . . . . . . . . . .                                                       7,551,463
     Investment in Celt Specialty Partners, Inc.  . . . . . . . .                                                          (1,000)
                                                                                ----------         ----------          ----------

                  Net cash provided by investing activities . . .                 (612,194)         1,227,291           3,568,661
                                                                                ----------         ----------          ----------

   Cash flows from financing activities:
     Payment of long-term debt. . . . . . . . . . . . . . . . . .                                  (2,246,000)           (316,000)
     Proceeds from sale of Common Stock . . . . . . . . . . . . .                   22,348
     Dividends paid . . . . . . . . . . . . . . . . . . . . . . .                 (137,660)           (78,666)
                                                                                ----------         ----------          ----------

                 Net cash used in financing activities. . . . . .                 (115,312)        (2,324,666)           (316,000)
                                                                                ----------         ----------          ----------

   Net increase (decrease) in cash. . . . . . . . . . . . . . . .                   60,082            (87,736)         (1,926,863)

   Cash - beginning of year . . . . . . . . . . . . . . . . . . .                  153,707            241,443           2,168,306
                                                                                ----------         ----------          ----------

   Cash - end of year . . . . . . . . . . . . . . . . . . . . . .               $  213,789        $   153,707         $   241,443
                                                                                ==========        ===========         ===========



    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Description of Business and Basis of Presentation:
-----------------------------------------------------------

Just Toys, Inc. (the "Company") designs, develops, manufactures, markets and distributes toys and sport products for children of various ages. The Company's principal customers are located in the United States and consist primarily of toy stores and mass merchandisers, and to a lesser extent, discount drug chains, supermarket chains, sporting goods stores, catalogers and gift stores. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Just Toys Products, Limited ("JTP") and Joyful World Enterprises, Limited ("JWE"), which are incorporated in Hong Kong, and Celt Specialty Partners, Inc. ("Celt"), which is a U.S. manufacturer of foam and plastic toys, sporting goods and other specialty toy products. Significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include the following applicable to the foreign subsidiaries:

                                                 December 31,
                                 -----------------------------------------------
                                     1997             1996              1995
                                     ----             ----              ----

 Assets. . . . . . . . . . . .   $1,790,693        $1,125,694        $4,167,473
 Liabilities . . . . . . . . .    1,126,589           894,679         4,255,930
 Stockholder's equity (deficit)     664,104            41,021           (88,457)
 Revenues. . . . . . . . . . .    6,395,572         5,431,127         4,772,364
 Net income (loss) . . . . . .      349,149           129,478        (2,291,294)

On January 22, 1996, the Company executed an agreement to purchase certain assets of Table Toys, Inc. ("Table Toys"). The PlayTable products include a line of play tables which are compatible with most brands of toy construction blocks and a line of toy construction blocks. The acquisition closed on June 28, 1996. On February 1, 1996, the Company acquired the toy line and the rights to use the "Welsh" name for toys from Welsh Company, Inc. ("Welsh"). The Welsh toy line consists of doll accessories, carriages and strollers.

Reclassification:
-----------------

Certain prior year amounts have been reclassified to conform to the present year's presentation.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - Summary of Significant Accounting Policies:
----------------------------------------------------

Inventories:
------------

Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company supplies certain purchased material components used in its product lines to third-party manufacturers.

Property and equipment:
-----------------------

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

                                               Method         Life
                                          -------------   -----------
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

Income taxes:
-------------

The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109 ("SFAS 109"), "Accounting For Income Taxes" which requires use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur.

Product development, design and packaging costs:
------------------------------------------------

Expenditures for the development, design and packaging of products to be introduced in the coming year are recorded as prepaid expenses and amortized within one year. Amounts expensed for these costs were approximately $181,300, $62,800 and $324,300 during 1997, 1996 and 1995, respectively.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - Summary of Significant Accounting Policies:  (continued)
----------------------------------------------------

Royalties:
----------

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

Advertising costs:
------------------

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 1997, 1996 and 1995 amounted to $154,000, $225,000 and $593,000, respectively.

Earnings (loss) per share attributable to common stockholders:
--------------------------------------------------------------

In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The Company's basic earnings (loss) per share attributable to common stockholders was calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding. All options, warrants and preferred stock issued by the Company were antidilutive.

The adoption of SFAS 128 had no effect on the earnings (loss) per share attributable to common stockholders reported by the Company.

Foreign currency translation:
-----------------------------

Assets and liabilities are translated at year-end rates of exchange. Income and expense accounts are translated at the average of exchange rates in effect during the period. Realized foreign exchange transaction gains and losses are included in income and are not material. The cumulative foreign currency adjustment was not material.

Use of estimates:
-----------------

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

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Summary of Significant Accounting Policies:  (continued)
----------------------------------------------------  -----------

Stock-based compensation:
-------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for transactions after December 15, 1994 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations with pro forma disclosure of what net income and earnings would have been had the Company adopted the new fair value method. The Company has elected to continue to account for its stock issued to employees in accordance with APB 25 (see Note 15).

Goodwill:
---------

Goodwill represents the cost in excess of the fair market value of the net assets acquired of Table Toys. Goodwill is being amortized on a straight-line basis over 15 years. Amortization of goodwill for the years ended December 31, 1997 and 1996 was $45,500 and $22,800, respectively, and accumulated amortization at December 31, 1997 approximated $68,300.

Accretion of Preferred Stock B:
-------------------------------

The redemption value of the Series B Convertible Redeemable Preferred Stock is being accreted using the interest method for redemption on December 31, 2005.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of:
------------------------------------------------------------------------

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



NOTE 3 - Acquisition:
---------------------

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

 Revenue. . . . . . . . . .      $25,082,000
 Net loss . . . . . . . . .      (12,326,000)
 Net loss applicable to
   common stockholders. . .      (12,584,000)
 Basic loss per share
   applicable to common
   stockholders . . . . . .      $     (3.03)

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - Preferred Stock:
-------------------------

Series A Convertible Redeemable Preferred Stock
-----------------------------------------------

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

Series B Convertible Redeemable Preferred Stock
-----------------------------------------------

The Board of Directors of the Company has also authorized 650,000 shares of non-voting Series B Convertible Redeemable Preferred Stock ("Series B Stock") with par value $1.00 per share of which 521,854 shares (538,243 shares at December 31, 1996) are issued and outstanding. The Series B Stock ranks senior to the Common Stock and junior to the Series A Stock with respect to dividend rights and rights on liquidation, winding up and dissolution. The Series B Stock has a cumulative preferred quarterly dividend of 7% per annum of the Series B Liquidation Value (as defined below) payable either in cash or additional shares of Series B Stock, at the Company's option. As long as any shares of the Series B Stock remain outstanding, no cash dividends can be paid on the Common Stock nor can Common Stock be acquired by the Company unless all accrued and unpaid dividends have been paid on the Series B Stock and any required redemptions have been provided for. The Series B Stock has a liquidation preference over the Common Stock in an amount equal to $3.625 per share (the "Series B Liquidation Value") plus dividends accrued and unpaid. At the holder's option, the shares of Series B Stock are convertible in Common Stock at a rate of one share of Common Stock for each share of Series B Stock (subject to certain adjustments). After December 30, 1996, the Series B Stock is redeemable at the Company's option at the Series B Liquidation Value plus dividends accrued and unpaid.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - Preferred Stock: (continued)
-------------------------

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

The holders of 16,389 shares of Series B Stock converted their shares into 16,389 shares of Common Stock in 1997.

NOTE 5 - Accounts Receivable and Allowances:
--------------------------------------------

On July 26, 1995, the Company entered into a Factoring Agreement with Milberg Factors, Inc. ("Milberg") pursuant to which Milberg agreed to purchase the Company's domestic accounts receivable on a non-recourse basis, and to advance to the Company, at the Company's request, the lesser of 85% of total accounts receivable or $1,750,000. Effective February 1, 1996, the agreement was amended to increase the amount of the advance to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is .65% of receivables. Advances bear interest at the rate of prime (8.5% at December 31, 1997) plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the Company's inventory located in the United States. Such advances also will bear interest at the rate of prime plus one percent. Additionally, the factoring arrangement with Milberg is secured by a mortgage on the real property owned by Celt.

Accounts receivable and amounts due from factor consists of the following:

                                                    December 31,
                                         --------------------------------
                                              1997                1996
                                              ----                ----

 Accounts Receivable - factor . . . . . .$ 5,047,225          $ 3,897,563
 Borrowings from factor . . . . . . . . . (5,023,147)          (3,649,628)
                                         -----------          -----------

 Net due from factor. . . . . . . . . . .     24,078              247,935
 Accounts receivable - trade. . . . . . .    761,700              642,643
                                         -----------          -----------

    Total accounts receivable . . . . . .    785,778              890,578

 Less: Accounts receivable allowances . .   (688,000)            (603,000)
                                         -----------          -----------

       Total accounts receivable, net
          of allowances . . . . . . . . .$    97,778          $   287,578
                                         ===========          ===========

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - Accounts Receivable and Allowances: (continued)
--------------------------------------------


The accounts receivable allowances consists of the following:

                                                    December 31,
                                         ---------------------------------
                                              1997                1996
                                              ----                ----

 Returns, allowances and discounts. . .  $   638,000          $   553,000
 Doubtful accounts. . . . . . . . . . .       50,000               50,000
                                         -----------          -----------

           Total. . . . . . . . . . . .  $   688,000          $   603,000
                                         ===========          ===========


NOTE 6 - Inventories:
---------------------

Inventories consist of the following:

                                                    December 31,
                                         ---------------------------------
                                              1997                1996
                                              ----                ----
 Finished goods . . . . . . . . . . . .  $ 2,643,941          $ 2,758,085
 Material components and supplies . . .    1,070,040            1,355,215
                                         -----------          -----------

          Total . . . . . . . . . . . .  $ 3,713,981          $ 4,113,300
                                         ===========          ===========

NOTE 7 - Prepaid expenses and other current assets:
---------------------------------------------------

Prepaid expenses and other current assets consist of the following:
                                                    December 31,
                                         ---------------------------------
                                              1997                1996
                                              ----                ----
 Prepaid royalties. . . . . . . . . . .  $   342,491          $   288,881
 Prepaid insurance. . . . . . . . . . .      202,941              253,869
 Development, design and packaging. . .      641,666              207,793
 Other. . . . . . . . . . . . . . . . .      523,790              367,585
                                         -----------          -----------

          Total . . . . . . . . . . . .  $ 1,710,888          $ 1,118,128
                                         ===========          ===========

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - Property and Equipment:
--------------------------------

Property and equipment consists of the following:

                                                    December 31,
                                              -----------------------
                                                 1997         1996
                                                 ----         ----
          Property and equipment at cost:
             Land. . . . . . . . . . . . . .  $  325,000   $  325,000
             Building. . . . . . . . . . . .     725,000      725,000
             Molds and tools . . . . . . . .   3,106,951    2,730,935
             Manufacturing equipment . . . .   1,661,323    1,698,038
             Furniture, fixtures and
               office equipment. . . . . . .   1,251,637    1,106,402
             Leasehold improvements. . . . .     112,389      373,654

                                               7,182,300    6,959,029
             Less:
               Accumulated depreciation
                  and amortization . . . . .   3,959,128    3,454,561
                                              ----------   ----------

                       T o t a l . . . . . .  $3,223,172   $3,504,468
                                              ==========   ==========

NOTE 9 - Related Party Transactions:
------------------------------------

Administrative services:
------------------------

A principal in RGA Accessories, Inc. ("RGA") is also an officer, director and shareholder of the Company. Effective October 1, 1992, the Company and RGA, its affiliates or other entities in which this director had an ownership interest, entered into various agreements pursuant to which RGA would provide certain administrative and warehouse services, as well as public warehouse facilities, to the Company in the U.S. and Hong Kong. In general, RGA was compensated through December 31, 1995 on a formula based on the Company's sales. Pursuant to the Company's decision to begin assuming these functions internally in 1996, RGA was paid a fixed monthly retainer for its services during 1996. Effective January 1, 1997, the Company no longer utilizes the services of RGA. The Company incurred expenses of $401,700 and $1,073,300 in 1996 and 1995, respectively, for these services.

Consulting fees:
----------------

During 1997 and 1995, the Company incurred expenses of $50,000 and $27,500, respectively, to a director for consulting fees.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - Accrued Liabilities:
------------------------------

Accrued liabilities consist of the following:

                                                    December 31,
                                              ------------------------
                                                 1997         1996
                                                 ----         ----

          Royalties. . . . . . . . . . . . .  $  213,999   $  181,311
          Insurance. . . . . . . . . . . . .     131,198      160,654
          Other. . . . . . . . . . . . . . .     551,956      979,610
                                              ----------   ----------

                    Total. . . . . . . . . .  $  897,153   $1,321,575
                                              ==========   ==========


NOTE 11 - Commitments, Contingencies and Other Matters:
-------------------------------------------------------

License agreements:
-------------------

The Company develops and produces certain products under license agreements with third parties. The amounts paid periodically under the terms of these agreements range from 2% to 12% of the net sales of the licensed products. The Company is obligated for guaranteed minimum royalty and other license payments at December 31, 1997 as follows:

              1998. . . . . . . . . . . . . . .  $225,000
              1999. . . . . . . . . . . . . . .   225,000
              2000. . . . . . . . . . . . . . .   225,000
              2001. . . . . . . . . . . . . . .    91,000
                                                 --------
                        T o t a l . . . . . . .  $766,000
                                                 ========
Leases:
-------

Minimum annual rentals under leases expiring at various times through the year 2008 for showroom, merchandising and warehouse facilities as at December 31, 1997 are as follows:

              1998. . . . . . . . . . . . . . .$  519,000
              1999. . . . . . . . . . . . . . .   413,000
              2000. . . . . . . . . . . . . . .   367,000
              2001. . . . . . . . . . . . . . .   388,000
              2002. . . . . . . . . . . . . . .   369,000
              Thereafter. . . . . . . . . . . . 1,752,000
                                               ----------
                        T o t a l . . . . . . .$3,808,000
                                               ==========

Rent expense approximated $559,000, $537,000 and $259,000 for 1997, 1996 and
1995, respectively.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - Commitments, Contingencies and Other Matters:  (continued)
-------------------------------------------------------

Letters of credit:
------------------

As of December 31, 1997, the Company had two outstanding letters of credit totaling $115,000.

Litigation:
-----------

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

The Company received approximately 1,000 complaints concerning its Micro-Bake for KidsTM (the "Micro-Bake") product, all of which have been paid or accrued for as of December 31, 1997 and 1996. The Company discontinued selling this product in 1995. Virtually all of the complaints assert damage to the Micro-Bake product and many complaints assert damage to the consumer's microwave oven. The Company has product liability insurance related to this matter. The Company is expected to be responsible for approximately 50% of such claims and the insurance company is expected to pay the balance.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - Commitments, Contingencies and Other Matters:  (continued)
-------------------------------------------------------

Deferred compensation plan:
---------------------------

Effective January 1, 1996, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company has elected not to make contributions to this plan for the years ended December 31, 1997 and 1996.

Concentration of credit risk:
-----------------------------

The Company places its cash at various banking institutions and Milberg Factors, Inc. At times, such amounts might be in excess of the FDIC insurance limit at the banking institutions. Amounts due from Milberg Factors, Inc. are not covered by insurance.


NOTE 12 - Major Customers:
--------------------------

In each of the past three years, the Company has had two customers which each individually represented greater than 10% of net sales. Sales to these customers totaled 60%, 57% and 53% of net sales in 1997, 1996 and 1995, respectively. The termination by either of these customers of its relationship with the Company would have a material adverse effect on the Company.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - Income Taxes:
-----------------------

The tax effects of principal temporary differences and net operating losses are as follows:
                                      Year Ended December 31,
                                   ----------------------------
                                        1997           1996
                                        ----           ----
     Deferred Tax Assets:
        Estimated allowances. . .  $   293,000     $   254,000
        Capitalization of
          inventory . . . . . . .       63,000          48,000
        Net operating loss. . . .    9,932,000       9,035,000
                                   -----------     -----------
                                    10,288,000       9,337,000

     Deferred Tax Liabilities:

        Depreciation. . . . . . .     (142,000)        (35,000)

        Valuation allowance
          for deferred taxes. . .  (10,146,000)     (9,318,000)
                                   -----------     -----------
            T o t a l.  . . . . .  $    -          $   (16,000)
                                   ===========     ===========


The valuation allowance at December 31, 1995 was approximately $9,545,000.

The differences between the statutory Federal income tax rate of 34% and the income taxes reported in the statements of operations are as follows:

                                                  Year Ended December 31,
                                          --------------------------------------
                                            1997         1996          1995
                                            ----         ----          ----
        Net income (loss):
            United States. . . . . . .    $(282,585)  $    25,936  $ (6,495,630)
            Foreign. . . . . . . . . .      349,149       129,478    (2,291,294)
                                          ---------   -----------  ------------

                                          $  66,564   $   155,414  $ (8,786,924)
                                          =========   ===========  ============

        Statutory rate . . . . . . . .     $ 22,632   $    52,841  $ (2,987,554)
        Utilization of benefit of tax
          loss carryforward  . . . . .      (16,500)      (12,381)
        Loss from which no tax
          benefit was provided . . . .       96,079                   2,977,820
        Effect of foreign tax
          rate difference. . . . . . .      (61,101)
        Foreign income not subject
          to tax . . . . . . . . . . .                    (40,460)
        Other. . . . . . . . . . . . .      (41,110)                      9,734
                                          ----------  -----------  ------------
            Total tax provision
            (benefit). . . . . . . . .    $  -0-      $    -0-     $      -0-
                                          ==========  ===========  ============

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - Income Taxes:  (continued)
-----------------------

Undistributed foreign income:
-----------------------------

At December 31, 1997, JTP had approximately $1,200,000 of undistributed accumulated earnings. If the amounts were paid in the form of dividends, the Company would apply this income against the net operating loss carryforwards.

Net operating loss:
-------------------

The Company has a net operating loss carryforward of approximately $23,000,000 as at December 31, 1997. Approximately $900,000 expires by 2008, $14,100,000 by 2009, $6,000,000 by 2010 and $1,000,000 by 2012. However, pursuant to Section
382 of the Internal Revenue Code the future utilization of approximately $20,000,000 of these net operating loss carryforwards are significantly limited due to ownership changes. Based on management's estimates, the annual limitation on such net operating loss carryforwards is approximately $500,000.


NOTE 14 - Supplemental Cash Flow Information:
---------------------------------------------

Payments for interest expense were $519,514, $384,114 and $234,901 for 1997, 1996 and 1995, respectively.

NOTE 15 - Stock Options:
------------------------

Stock Option Plan
-----------------

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

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - Stock Options: (continued)
------------------------

Detail of stock options are as follows:


                                                                              Weighted                                 Weighted
                                                                              Average                                  Average
                                                                              Exercise            Number of           Price per
                                                       Number of             Price per             Shares             Exercisable
                                                        Shares                 Share             Exercisable            Share
                                                        ------                 -----             -----------            -----
Balance - December 31, 1994. . .                        388,497               $ 6.96               39,000               $10.90
Granted - 1995 . . . . . . . . .                        234,000                 2.35              =======
Canceled - 1995. . . . . . . . .                       (171,250)               (6.40)
                                                       --------

Balance - December 31, 1995. . .                        451,247               $ 4.78              140,033               $ 6.56
Granted - 1996 . . . . . . . . .                        171,000                 1.89              =======
Canceled - 1996. . . . . . . . .                        (59,900)               (2.78)
                                                       --------

Balance - December 31, 1996. . .                        562,347               $ 4.11              206,298               $ 5.92
Granted - 1997 . . . . . . . . .                        166,500                 1.46              =======
Canceled pursuant to amendment
  offer - 1997 . . . . . . . . .                        (87,000)              (11.10)
Canceled - 1997. . . . . . . . .                        (70,600)               (2.93)
                                                        -------

Balance - December 31, 1997. . .                        571,247               $ 2.26              199,848               $ 2.89
                                                        =======                                   =======

The exercise price of options outstanding at December 31, 1997 ranged from $1.1875 to $10.50.

During 1997, the Company offered holders of options with exercise prices at or greater than $10.50 per share the opportunity to amend their option agreements to (a) reduce the number of shares in their option agreement by 90% and (b) reduce the exercise price to $1.50 per share, which was the market price of the stock on the date of the offer. This offer was accepted by holders of options totaling 96,666 shares with exercise prices at or above $10.50 per share representing 87.9% of the total options with exercise prices at or above $10.50 per share. As a result, the Company amended their option agreements to the new exercise price and canceled options to purchase 87,000 shares of Common Stock.

The Company has not recorded a charge for financial reporting purposes for the issuance and repricing of the above stock options because the options were issued or repriced at exercise prices equal to or greater than the fair value of the Common Stock.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - Stock Options: (continued)
------------------------

Other
-----

Pursuant to an agreement between a director of the Company and the Company in December 1996, the Company granted the director a fully vested and exercisable ten year option to purchase up to 50,000 shares of Common Stock at an exercise price of $1.50 per share, the market price of the stock at the time of the grant. The Company granted the director an additional fully vested and exercisable ten year option to purchase up to 50,000 shares of the Common Stock on June 30, 1997 at an exercise price of $1.375, the market price of the stock at the time of grant. Neither of such options is governed by the Company's Plan and are subject to stockholder approval. Both of such options will remain outstanding for their full term until exercised, whether or not the director is still affiliated with the Company.

Pursuant to an agreement between an officer of the Company and the Company in July 1997, the Company granted the officer options for 100,000 shares of Common Stock at an exercise price of $1.50 per share, which was above the market price on the date of grant. These options are only exercisable by the officer in installments of 25,000 shares each once the price of the Company's Common Stock reaches the following stock prices for a minimum of 30 trading consecutive trading days: $3.00; $4.00; $5.00; and $6.00.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995:

                                          1997            1996            1995
                                          ----            ----            ----
 Risk free rate. . . . . . . . . . . .    6.36%           6.58%           6.58%
 Dividend yield. . . . . . . . . . . .      0%              0%              0%
 Volatility factor of the expected
   price of the Company's Common Stock    0.284           1.051           1.051
 Average life (years). . . . . . . . .      5               5               5

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



NOTE 15 - Stock Options: (continued)
------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                      1997            1996              1995
                                      ----            ----              ----
Pro forma net loss attributable
  to common stockholders . . . .    $(255,791)      $(12,250)       $(8,813,226)

Pro forma basic loss per share
  attributable to common
  stockholders . . . . . . . . .    $    (.06)      $    -          $     (2.12)

The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 were $0.47, $1.19 and $1.26, respectively.
Options to purchase 13,332 shares of Common Stock exercisable at $10.50 per share have a remaining weighted average contractual life of 5.4 years (11,998 shares exercisable at December 31, 1997). The weighted-average remaining contractual life of the remaining options outstanding at December 31, 1997 is
8.4 years (weighted average exercise price of $1.97 per share).

As of December 31, 1997, 1,467,212 shares of the Company's Common Stock were reserved for issuance on the exercise of stock options and warrants and the redemption of preferred stock.

NOTE 16 - Warrants:
-------------------

On January 1, 1996, the Company issued warrants to its investment banker to purchase 100,000 shares of common stock at $3.625 per share, which expire on December 31, 2000. In connection with the acquisition of the assets of Table Toys, warrants were issued to various individuals to purchase 60,000 shares of common stock at $3.625 per share, which expire on June 26, 2001. In 1997, pursuant to an agreement to issue 11,778 shares of Common Stock for approximately $1.90 per share to one of the holders of a warrant, the Company canceled warrants to purchase 5,889 shares of Common Stock.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 17 - Business Segments:
----------------------------

Foreign operations and sales for the year ended December 31, 1997 are as follows:

                    United
                    States      Hong Kong*  Eliminations   Consolidated
                    ------      ----------  ------------   ------------

Net sales. . . .  $16,863,482   $6,395,572                 $23,259,054
                   ==========    =========                 ===========

Operating income  $   254,610   $  419,735                 $   674,345
                   ==========    =========
Interest expense                                              (623,277)
Interest and
  dividend income                                                7,945
Other income . .                                                 7,551
Income before
  income taxes .                                           $    66,564
                                                           ===========

Identifiable
  assets at
  December 31,
  1997 . . . . .  $ 7,952,809   $1,790,693                 $ 9,743,502
                   ==========    =========
Corporate assets                                               (15,254)
                                                           -----------
Total assets . .                                           $ 9,728,248
                                                           ===========

* Represents net sales made F.O.B. Hong Kong which are primarily shipped to customers in the United States.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 17 - Business Segments:  (continued)
----------------------------

Foreign operations and sales for the year ended December 31, 1996 are as follows:

                    United
                    States      Hong Kong*  Eliminations   Consolidated
                    ------      ----------  ------------   ------------

Net sales. . . .  $16,624,657   $5,431,127                  $22,055,784
                   ==========    =========                  ===========

Operating income  $   226,720   $  213,595                  $   440,315
                   ==========    =========
Interest expense                                               (545,800)
Interest and
  dividend income                                                12,927
Other income . .                                                247,972
Income before
  income taxes .                                            $   155,414
                                                            ===========

Identifiable
  assets at
  December 31,
  1996 . . . . .  $ 9,912,752   $1,012,088  $(1,092,456)    $ 9,832,414
                   ==========    =========   ==========
Corporate assets                                                153,707
                                                            -----------
Total assets . .                                            $ 9,986,121
                                                            ===========

* Represents net sales made F.O.B. Hong Kong which are primarily shipped to customers in the United States.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 - Business Segments:  (continued)
----------------------------

Foreign operations and sales for the year ended December 31, 1995 are as follows:

                    United
                    States      Hong Kong*  Eliminations   Consolidated
                    ------      ----------  ------------   ------------

Net sales. . . .  $14,815,984   $4,772,364                  $19,588,348
                   ==========    =========                  ===========

Operating (loss)  $(5,608,218)  $ (457,978)                 $(6,066,196)
                   ==========    =========
Interest expense                                               (357,562)
Interest and
  dividend income                                               141,440
Write-down of
  investment in
  Hong Kong
  property . . .                                             (1,578,000)
Settlement of
  arbitration &
  related legal
  expenses . . .                                               (909,594)
Other expense. .                                                (17,012)
(Loss) before                                               -----------
  income taxes .                                            $(8,786,924)
                                                            ===========
Identifiable
  assets at
  December 31,
  1995 . . . . .  $ 8,822,249   $4,031,835  $(1,272,169)    $11,581,915
                   ==========    =========   ==========
Corporate assets                                                241,443
                                                            -----------
Total assets . .                                            $11,823,358
                                                            ===========

* Represents net sales made F.O.B. Hong Kong which are primarily shipped to customers in the United States.

                                                                     SCHEDULE II
                        JUST TOYS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------------------

              Column A                                  Column B           Column C              Column D               Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (1)
                                                                           Additions-
                                                        Balance at         Charged to                                   Balance at
                                                         Beginning         Costs and            Deductions-               End of
                                                         of Period          Expenses              Describe                Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Allowance for doubtful accounts. . . . . . . . .     $   50,000        $    -                 $    -               $    50,000
   Allowance for sales returns, discounts and
     allowances . . . . . . . . . . . . . . . . . .        553,000           873,568                788,568               638,000
                                                        ----------        ----------             ----------            ----------

          T o t a l . . . . . . . . . . . . . . . .     $  603,000        $  873,568             $  788,568            $  688,000
                                                        ==========        ==========             ==========            ==========

Year ended December 31, 1996:
   Allowance for doubtful accounts. . . . . . . . .     $  106,000        $    4,875             $   60,875            $   50,000
   Allowance for sales returns, discounts and
     allowances . . . . . . . . . . . . . . . . . .        911,000           847,461              1,205,461               553,000
                                                        ----------        ----------             ----------            ----------

          T o t a l . . . . . . . . . . . . . . . .     $1,017,000        $  852,336             $1,266,336            $  603,000
                                                        ==========        ==========             ==========            ==========

Year ended December 31, 1995:
   Allowance for doubtful accounts. . . . . . . . .     $  152,000        $   28,218             $   74,218            $  106,000
   Allowance for sales returns, discounts and
     allowances . . . . . . . . . . . . . . . . . .      1,055,000           784,469                928,469               911,000
                                                        ----------        ----------             ----------            ----------

          T o t a l . . . . . . . . . . . . . . . .     $1,207,000        $  812,687             $1,002,687            $1,017,000
                                                        ==========        ==========             ==========            ==========




(1) Write off of uncollectibles and sales returns, discounts and allowances.