Form 10-Q
period 1998-03-31
JUST TOYS INC
filed 1998-05-15
CIK 890639

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       or

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                                   -----------


                        Commission File Number 0-20612


                                   -----------

                                 JUST TOYS, INC.
             (Exact Name of Registrant as specified in its Charter)

                                   -----------


              Delaware                                          13-3677074
    (State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                         Identification No.)


20 Livingstone Avenue, Dobbs Ferry, New York                       10522
 (Address of principal executive offices)                        (Zip Code)


               Registrant's telephone number, including area code:
                                 (914) 674-8697


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The aggregate number of the Registrant's shares outstanding on May 12, 1998 was 4,282,690 shares of Common Stock, par value $.01 per share.



--------------------------------------------------------------------------------

                        JUST TOYS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION                                              ----

       Item 1. Financial Statements:

               Consolidated Balance Sheets - March 31, 1998
               and 1997 (unaudited) and December 31, 1997...................   1

               Consolidated Statements of Operations (unaudited)
               for the Three Months Ended March 31, 1998 and 1997...........   2

               Consolidated Statements of Cash Flows (unaudited)
               for the Three Months Ended March 31, 1998 and 1997...........   3

               Notes to Consolidated Financial Statements (unaudited).......   4

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations................   7

Part II - OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K.............................  10

SIGNATURES..................................................................  12

                        JUST TOYS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                             March 31,                         December 31,
                                                               -------------------------------------       -------------------
                                                                          1998             1997                    1997
                                                                          ----             ----                    ----
ASSETS                                                                        (Unaudited)
Current Assets:
    Cash......................................................    $      220,536     $    120,504         $      213,789
    Accounts receivable, net of allowances of $267,000,
       $732,000 and $688,000 (Note 2).........................            89,550           60,800                 97,778
    Inventories (Note 3)......................................         3,976,102        4,475,589              3,713,981
    Prepaid and refundable income taxes.......................            39,269           41,776                 39,269
    Prepaid expenses and other current assets.................         1,874,400        1,342,555              1,710,888
                                                                       ---------        ---------              ---------

       Total current assets...................................         6,199,857        6,041,224              5,775,705

Property and equipment, at cost, net of  accumulated
    depreciation and amortization ............................         3,253,680        3,483,448              3,223,172
Goodwill, net of accumulated amortization.....................           603,451          648,991                614,836
Other assets..................................................           114,276          112,299                114,535
                                                                      ----------       ----------             ----------

           TOTAL..............................................    $   10,171,264     $ 10,285,962         $    9,728,248
                                                                      ==========       ==========              =========

LIABILITIES

Current liabilities:
    Due to factor.............................................    $    1,367,330    $     909,663
    Accounts payable..........................................         1,742,389        1,943,364         $    1,853,246
    Accrued liabilities.......................................           562,140          843,153                897,153
                                                                      ----------       ----------             ----------
       Total current liabilities..............................         3,671,859        3,696,180              2,750,399

Series B Convertible Redeemable Preferred
    Stock, 650,000 shares authorized,
    520,659, 538,243 and 521,854 shares issued
    and outstanding (liquidation value $1,887,389,
    $1,951,131 and $1,891,721) (Note 5).......................         1,036,503          991,768              1,018,990
                                                                       ---------       ----------              ---------
       Total liabilities and Series B Stock...................         4,708,362        4,687,948              3,769,389
                                                                       ---------        ---------              ---------

Commitments and contingencies.................................

STOCKHOLDERS' EQUITY

Stockholders' equity (Note 4):
    Preferred stock, $1.00 par value, 1,000,000 shares
       authorized:
           Series A Convertible Redeemable Preferred
               Stock, 150,000 shares authorized, 120,000
               shares issued and outstanding (liquidation
               value $120,000)................................           120,000          120,000                120,000
    Common stock, par value $.01 per share, 15,000,000
       shares authorized, 4,179,362, 4,150,000 and
       4,178,167 issued and outstanding.......................            41,794           41,500                 41,782
    Additional paid-in capital................................        29,851,394       29,795,768             29,849,043
    Accumulated deficit.......................................       (24,550,286)     (24,359,254)           (24,051,966)
                                                                      ----------       ----------             ----------
       Total stockholders' equity.............................         5,462,902        5,598,014              5,958,859
                                                                      ----------       ----------            -----------

           TOTAL..............................................    $   10,171,264     $ 10,285,962         $    9,728,248
                                                                      ==========       ==========             ==========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations




                                                                       Three Months Ended March 31,
                                                               -------------------------------------
                                                                       1998                   1997
                                                                       ----                   ----
                                                                              (Unaudited)
Net sales................................................        $  3,875,635            $ 4,457,826
Cost of goods sold.......................................           2,313,004              2,743,769
                                                                    ---------              ---------
Gross profit.............................................           1,562,631              1,714,057
                                                                    ---------              ---------
Expenses:
    Merchandising, selling, warehousing and
       distribution......................................             870,721                904,041
    Royalties............................................             160,517                161,504
    General and administrative...........................             844,429                919,696
                                                                    ---------              ---------
           Total.........................................           1,875,667              1,985,241
                                                                    ---------              ---------
Operating loss...........................................            (313,036)              (271,184)
                                                                    ---------              ---------
Other income (expenses):
    Interest expense.....................................            (130,578)              (128,505)
    Other income.........................................                   -                    674
                                                                    ---------              ---------
Net loss.................................................            (443,614)              (399,015)
Preferred stock dividends and accretion (Note 4).........             (54,706)               (56,790)
                                                                    ---------              ---------
Net loss attributable to common stockholders.............        $   (498,320)           $  (455,805)
                                                                    =========              =========

Weighted average common shares outstanding...............           4,178,413              4,150,000
                                                                    =========              =========

Per share data:

Basic loss per share attributable to common
stockholders.............................................        $      (0.12)           $     (0.11)
                                                                    =========              =========



    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows



                                                                       Three Months Ended March 31,
                                                               -------------------------------------
                                                                       1998                   1997
                                                                       ----                   ----
                                                                              (Unaudited)

Cash flows from operating activities:
    Net loss...................................................  $   (443,614)           $  (399,015)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
           Depreciation and amortization.......................       203,752                244,840
           Changes in operating assets and liabilities:
           (Increase) decrease in:
               Accounts receivable.............................         8,228                226,778
               Inventories.....................................      (262,121)              (362,289)
               Prepaid and refundable income taxes.............             -                (12,862)
               Prepaid expenses and other current assets.......      (163,512)              (224,427)
               Other assets....................................           259                  7,351
           Increase (decrease) in:
               Accounts payable................................      (110,857)               304,861
               Accrued liabilities.............................      (335,013)              (477,868)
                                                                    ---------                -------

           Net cash used in operating activities ..............    (1,102,878)              (692,631)
                                                                    ---------                -------

    Cash flows from investing activities:
       Acquisition of property and equipment...................      (222,875)              (212,435)
                                                                    ---------                -------
           Net cash used in investing activities...............      (222,875)              (212,435)
                                                                    ---------                -------

    Cash flows from financing activities:
       Borrowings from factor..................................     1,367,330                909,663
       Dividends paid..........................................       (34,830)               (37,800)
                                                                    ---------                -------
           Net cash provided by financing activities...........     1,332,500                871,863
                                                                    ---------                -------

Net increase (decrease) in cash................................         6,747                (33,203)

Cash - beginning of period.....................................       213,789                153,707
                                                                    ---------                -------

Cash - end of period...........................................  $    220,536            $   120,504
                                                                    =========                =======

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         (1)      Basic loss per share attributable to common stockholders:

         Basic loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding. All options, warrants and preferred stock issued by the Company were antidilutive.

         (2)      Comprehensive Income:

         As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's financial statements.

         (3)      Reclassifications

         Certain previously reported amounts have been reclassified to conform to the 1998 presentation and that of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 - Accounts Receivable

Accounts receivable and amounts due from factor consist of the following:


                                                                            March 31,                        December 31,
                                                                 ---------------------------------          -------------
                                                                    1998                  1997                   1997
                                                                    ----                  ----                   ----
                                                                           (Unaudited)
Accounts receivable - factor.........................            $ 2,146,261           $ 2,254,732           $ 5,047,225
Borrowings from factor...............................            (2,146,261)            (2,254,732)           (5,023,147)
                                                                 -----------            ----------            -----------
Net due from factor..................................                      0                     0                24,078
Accounts receivable - trade..........................                356,550               792,800               761,700
                                                                 -----------            ----------            ----------
   Total accounts receivable.........................                356,550               792,800               785,778
Less: Accounts receivable allowances.................              (267,000)              (732,000)             (688,000)
                                                                 -----------            ----------            ----------
   Total accounts receivable, net of
       allowances....................................            $    89,550           $    60,800           $    97,778
                                                                      ======              ========            ==========


Note 3 - Inventories

   The inventories consist of the following:


                                                                            March 31,                        December 31,
                                                                 ---------------------------------          -------------
                                                                    1998                  1997                   1997
                                                                    ----                  ----                   ----
                                                                           (Unaudited)
Finished goods.......................................            $ 2,560,263           $ 2,987,663           $ 2,643,941
Material components and supplies.....................              1,415,839             1,487,926             1,070,040
                                                                   ---------             ---------             ---------
   Total.............................................            $ 3,976,102           $ 4,475,589           $ 3,713,981
                                                                   =========             =========             =========


Note 4 - Stockholders' Equity

Stockholders' equity consists of the following:

                                                                         Additional Paid-
                                           Preferred         Common             in           Accumulated
                                             Stock           Stock            Capital          Deficit            Total
                                           ---------         ------      -----------------   -----------          -----
Balance December 31, 1997.............    $  120,000      $  41,782       $ 29,849,043    $ (24,051,966)      $ 5,958,859
Conversion of Series B Stock to
 Common Stock.........................                           12              2,351                              2,363
Net loss (unaudited)..................                                                         (443,614)         (443,614)
Preferred Stock dividends and
 accretion............................                                                          (54,706)          (54,706)
                                             -------         ------         ----------      -----------         ---------
Balance March 31, 1998
 (unaudited)..........................    $  120,000      $  41,794       $ 29,851,394    $ (24,550,286)      $ 5,462,902
                                             =======         ======         ==========      ===========         =========

                                       -5-

Note 5 - Subsequent Event

         On April 9, 1998, the Company offered to pay and exchange $.5075 in cash and one share of the Company's Common Stock for each share of Series B Stock (the "Exchange Offer"). This offer expires on June 22, 1998 unless extended by the Company.

         Accordingly, the Company will increase its stockholders equity and reduce its Series B Stock to reflect this transaction. Additionally, the Company will no longer record accretion or pay dividends on the shares received pursuant to the Exchange Offer. This transaction will be recorded in the June 30, 1998 financial statements.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q contains forward looking information and describes the expectations of the Company concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: reliance on manufacturers based in China, seasonality and quarterly fluctuations, government regulation, changes in consumer preferences, reliance on new product introduction, dependence on a limited number of customers, customer inventory management, the impact of competition on revenues, margins and pricing and other risks and uncertainties as may be disclosed from time to time in the Company's public announcements and filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.


Results of Operations

Three Months Ended March 31, 1998 and 1997

         Net sales for the three months ended March 31, 1998 decreased 13.1% to $3,876,000 from $4,458,000 in the comparable period in 1997. The decrease in sales is due primarily to (a) a change in the Company's product mix related to the acquisition in 1996 of the doll carriage and stroller product lines and PlayTable product lines which are seasonal in nature and (b) the significant reduction in inventories and increased seasonality of purchasing patterns at a number of the Company's larger customers during the three months ended March 31, 1998. Net sales of the Company's Sports toys decreased 54.7% to $1,147,000 during the first quarter of 1998 from $2,530,000 in the comparable period in 1997. This decrease was offset by an increase in the Toys category of 41.5% to $2,729,000 in the first three months of 1998 from $1,928,000 in the same period of 1997. The change in sales in these categories was primarily attributable to (a) changes in product mix which have resulted from the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future and (b) the Company's investments in new products, primarily in the Toys category.

         Gross profit as a percentage of net sales increased to 40.3% for the three months ended March 31, 1998 compared to 38.5% for the three months ended March 31, 1997. This increase resulted primarily from a change in product mix which is partially a result of the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future. Gross profit decreased 8.8% to $1,563,000 in the first quarter of 1998 from $1,714,000 in the comparable period in 1997 as a result of the decrease in sales.

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

         Merchandising, selling, warehousing and distribution expenses decreased 3.7% to $871,000 for the first quarter of 1998 compared to $904,000 in the comparable 1997 period. The decrease in expenses is primarily attributable to lower sales commissions associated with the decreased sales for the period ended March 31, 1998.

         Royalty expense increased as a percentage of net sales to 4.1% in the period ended March 31, 1998 from 3.6% for the period ended March 31, 1997 primarily due to an increase in net sales of products subject to royalties.

         General and administrative expenses decreased 8.2% to $844,000 for the first quarter of 1998 from $920,000 in the comparable period in 1997. As a result of the cost controls implemented in 1997, the Company had a decrease in payroll and other overhead costs during the period.

         Operating loss increased to $313,000 in the three months ended March 31, 1998 from $271,000 in the comparable period in 1997.

         Net loss was $444,000 in the first quarter of 1998 as compared to $399,000 in the comparable period in 1997. During the first quarter of 1998 and 1997, the Company recorded the dividends paid on its preferred stock outstanding and the accretion of the Series B Stock issued in 1996 to its redemption value as a change in stockholder's equity and deducted these expenses in computing net loss attributable to common stockholders. Basic loss per share attributable to common stockholders increased to $0.12 per share from $0.11 per share on 4,178,000 and 4,150,000 weighted average shares outstanding in the three months ended March 31, 1998 and 1997, respectively.

Backlog

         Total order backlog at March 31, 1998 and 1997 was approximately $1,242,000 and $1,363,000, respectively. The Company expects substantially all of such orders to be filled during 1998. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

Liquidity and Capital Resources

         The Company's working capital at March 31, 1998 was $2,528,000 as compared to $3,025,000 at December 31, 1997.

         Inventory levels were $500,000 lower at March 31, 1998 compared with March 31, 1997 partially as a result of the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future and the implementation of new inventory control systems.

         Cash used in operating activities for the three months ended March 31, 1998 was $1,103,000 as compared with $693,000 in the comparable period in 1997. The increase in cash needs was caused by the increased seasonality of the Company's product lines and the decreased sales for the first three months of the year.

         Cash used in investing activities was $223,000 and $212,000 in the three month periods ended March 31, 1998 and 1997, respectively, which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products.

         Cash provided by financing activities was $1,333,000 and $872,000 in the first three months of 1998 and 1997, respectively, primarily from borrowings from the Company's factor.

         The Company's factoring agreement with Milberg Factors, Inc. ("Milberg") provides for advances equal to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is 0.65% of receivables. Advances bear interest at the rate of prime plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the Company's inventory located in the United States. Such advances will also bear interest at the rate of prime plus one percent. Additionally, the factoring arrangement with Milberg is secured by a mortgage on the real property owned by the Company's manufacturing subsidiary.

         During the three months ended March 31, 1998, 1,195 shares of Series B Stock were converted into an equivalent number of shares of Common Stock.

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

         As a result of the shift in the Company's revenues to the second half of the year, the Company anticipates that it may experience decreased sales and increased losses during the second quarter of 1998 compared to the second quarter of 1997.

Other Information

         Effective February 23, 1998, new continued listing standards were adopted for securities trading on the Nasdaq National Market. The standards include a $5,000,000 market value of public float and a one dollar minimum bid price. Under applicable Nasdaq rules, the Company was advised on February 27, 1998 of its non-compliance with each such standard and was given until May 28, 1998 to achieve compliance. The Company has not regained compliance with these standards. To be eligible for listing on the Nasdaq SmallCap Market, the Company's stock must, among other things, maintain a one dollar minimum bid price for at least 10 consecutive trade days. The Company anticipates determining prior to May 28, 1998 whether listing on the Nasdaq National Market will continue or what actions it must take to qualify for listing on the Nasdaq SmallCap Market.


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

         *10 Lease dated December 16, 1997 between the Company and Akzo Nobel Chemicals, Inc.

         +27    Financial Data Schedule

--------------------------

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

Dated: May 14, 1998

                                              JUST TOYS, INC.,
                                                a Delaware corporation



                                              By:  /s/ Barry Shapiro
                                                   -----------------------
                                                   Barry Shapiro
                                                   Chief Executive Officer


                                              By:  /s/ David Schwartz
                                                   -----------------------
                                                   David Schwartz
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer