Form 10-Q
period 1998-06-30
JUST TOYS INC
filed 1998-08-14
CIK 890639

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
(Mark One)
|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998
                                         or

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                                   ----------

                         Commission File Number 0-20612

                                   ----------

                                 JUST TOYS, INC.
             (Exact Name of Registrant as specified in its Charter)

                                   ----------


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


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate number of the Registrant's shares outstanding on August 10, 1998 was 4,407,104 shares of Common Stock, par value $.01 per share

--------------------------------------------------------------------------------

                        JUST TOYS, INC. AND SUBSIDIARIES


                                                       INDEX

                                                                                                             Page
                                                                                                             ----
Part I - FINANCIAL INFORMATION

       Item 1.    Financial Statements:

                  Consolidated Balance Sheets - June 30, 1998
                  and 1997 (unaudited) and December 31, 1997................................................   1

                  Consolidated Statements of Operations (unaudited)
                  for the Three Months and Six Months Ended June 30, 1998 and 1997..........................   2

                  Consolidated Statements of Cash Flows (unaudited)
                  for the Six Months Ended June 30, 1998 and 1997...........................................   3

                  Notes to Consolidated Financial Statements (unaudited)....................................   4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................................   7

Part II - OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K..........................................................  11

SIGNATURES..................................................................................................  13

                        JUST TOYS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                   June 30,                         December 31,
                                                                                   --------                         ------------
                                                                            1998                1997                     1997
                                                                            ----                ----                     ----
ASSETS                                                                           (Unaudited)
Current assets:
    Cash......................................................       $      432,506      $    189,817            $      213,789
    Accounts receivable, net of allowances of $129,000,
       $396,000 and $688,000 (Note 2).........................              460,345           520,369                    97,778
    Inventories (Note 3)......................................            3,849,568         4,591,470                 3,713,981
    Prepaid and refundable income taxes.......................               39,269            38,188                    39,269
    Prepaid expenses and other current assets.................            1,765,098         1,307,097                 1,710,888
                                                                          ---------         ---------                 ---------

       Total current assets...................................            6,546,786         6,646,941                 5,775,705

Property and equipment, at cost, net of  accumulated
    depreciation and amortization ............................            3,126,279         3,345,018                 3,223,172
Goodwill, net of accumulated amortization.....................              592,066           637,606                   614,836
Other assets..................................................              105,982           127,909                   114,535
                                                                        -----------        ----------                ----------


           TOTAL..............................................         $ 10,371,113      $ 10,757,474            $    9,728,248
                                                                         ==========        ==========                 =========


LIABILITIES
Current liabilities:
    Due to factor.............................................        $   2,129,010     $   1,780,440
    Accounts payable..........................................            1,599,450         1,705,130            $    1,853,246
    Accrued liabilities.......................................              779,119           951,347                   897,153
                                                                        -----------        ----------                   -------
       Total current liabilities..............................            4,507,579         4,436,917                 2,750,399

Series B Convertible Redeemable Preferred Stock, 650,000
    shares authorized, 294,804, 536,834 and 521,854 shares
    issued and outstanding (liquidation value $1,068,665,
    $1,946,023 and $1,891,721)................................              598,338         1,008,482                 1,018,990
                                                                         ----------        ----------                 ---------
       Total liabilities and Series B Stock  (Note 5).........            5,105,917         5,445,399                 3,769,389
                                                                          ---------         ---------                 ---------


STOCKHOLDERS' EQUITY Stockholders' equity (Note 4):
    Preferred stock, $1.00 par value, 2,000,000 shares
        authorized:
           Series A Convertible Redeemable Preferred
               Stock, 150,000 shares authorized, 120,000
               shares issued and outstanding (liquidation
               value $120,000)................................              120,000           120,000                   120,000
    Common stock, par value $.01 per share, 15,000,000
       shares authorized, 4,405,217, 4,151,409 and 4,178,167
       issued and outstanding.................................               44,052            41,514                    41,782
    Additional paid-in capital................................           30,068,180        29,798,383                29,849,043
    Accumulated deficit.......................................          (24,967,036)      (24,647,822)              (24,051,966)
                                                                        ------------      -----------               -----------
       Total stockholders' equity.............................            5,265,196         5,312,075                 5,958,859
                                                                        -----------       -----------               -----------

           TOTAL..............................................         $ 10,371,113      $ 10,757,474           $     9,728,248
                                                                         ==========        ==========                ==========

     The accompanying notes are an integral part of the financial statements

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                         Three Months Ended June 30,            Six Months Ended June 30,
                                                         ---------------------------            -------------------------
                                                            1998              1997               1998               1997
                                                            ----              ----               ----               ----
                                                                 (Unaudited)                           (Unaudited)
Net sales......................................         $3,616,623        $4,843,277       $  7,492,258       $  9,301,103
Cost of goods sold.............................          2,157,283         3,117,626          4,470,287          5,861,395
                                                         ---------         ---------          ---------          ---------
Gross profit...................................          1,459,340         1,725,651          3,021,971          3,439,708
                                                         ---------         ---------          ---------          ---------
Expenses:
Merchandising, selling, warehousing
       and distribution........................            851,913           858,186          1,722,634          1,762,227
Royalties......................................            149,260           166,294            309,777            327,798
General and administrative.....................            834,328           817,953          1,678,757          1,737,669
                                                        ----------         ---------          ---------          ---------
           Total...............................          1,835,501         1,842,433          3,711,168          3,827,694
                                                        ----------         ---------          ---------          ---------
Operating loss.................................          (376,161)          (116,782)          (689,197)          (387,986)
                                                        ----------         ---------          ---------          ---------
Other income (expenses):
       Interest expense........................          (124,588)          (121,260)          (255,166)          (249,745)
       Other income............................                  -             1,765                  -              2,439
                                                        ----------         ---------          ---------          ---------
Net loss.......................................          (500,749)          (236,277)          (944,363)          (635,292)
Preferred stock dividends and
       accretion (Note 4)......................           (35,941)           (52,291)           (90,647)          (109,081)
Gain on conversion of Series B
       Stock (Note 5)..........................            119,940                 -            119,940                  -
                                                        ----------         ---------          ---------          ---------
Net loss attributable to
       common stockholders.....................       $  (416,750)      $   (288,568)       $  (915,070)       $  (744,373)
                                                        ==========         =========          =========          ===========

Weighted average common shares
       outstanding.............................          4,257,475         4,150,325          4,218,162          4,150,163
                                                        ==========         =========          =========          =========

Per share data:

Basic loss attributable to common
       stockholders............................       $      (0.10)     $     (0.07)        $     (0.22)      $      (0.18)
                                                            ======           ======           =========          =========



    The accompanying notes are an integral part of the financial statements.

                                         JUST TOYS, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows


                                                                                          Six Months Ended June 30,
                                                                                  -----------------------------------------
                                                                                      1998                       1997
                                                                                      ----                       ----
                                                                                                 (Unaudited)
Cash flows from operating activities:
    Net loss......................................................               $     (944,363)         $        (635,292)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization..........................                      408,195                    479,425
           Changes in operating assets and
               liabilities:
           (Increase) decrease in:
               Accounts receivable................................                     (362,567)                  (232,791)
               Inventories........................................                     (135,587)                  (478,170)
               Prepaid and refundable income taxes................                            -                     (9,274)
               Prepaid expenses and other current assets..........                      (54,210)                  (188,969)
               Other assets.......................................                        8,553                     (8,259)
           Increase (decrease) in:
               Accounts payable...................................                     (253,796)                    82,598
               Accrued liabilities................................                     (118,034)                  (385,645)
                                                                                      ---------                  ---------

           Net cash used in operating activities .................                   (1,451,809)                (1,376,377)
                                                                                    -----------                -----------

    Cash flows from investing activities:
       Acquisition of property and equipment......................                     (288,532)                  (297,205)
                                                                                      ---------                  ---------
           Net cash used in investing activities..................                     (288,532)                  (297,205)
                                                                                      ---------                  ---------

    Cash flows from financing activities:
       Borrowings from factor.....................................                    2,129,010                  1,780,440
       Cash paid in connection with conversion
         of Series B Stock (Note 5)...............................                     (114,621)                        -
       Dividends paid.............................................                      (55,331)                   (70,748)
                                                                                       --------                   --------
           Net cash provided by financing activities..............                    1,959,058                  1,709,692
                                                                                      ---------                  ---------

Net increase in cash..............................................                      218,717                     36,110

Cash - beginning of period........................................                      213,789                    153,707
                                                                                        -------                    -------

Cash - end of period..............................................               $      432,506         $          189,817
                                                                                        =======                    =======

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


         (3)      Reclassifications:

         Certain previously reported amounts have been reclassified to conform to the 1998 presentation and that of the Form 10-K for the year ended December 31, 1997.

Note 2 - Accounts Receivable

Accounts receivable and amounts due from factor consist of the following:



                                                                             June 30,                       December 31,
                                                                 --------------------------------          -------------
                                                                    1998                  1997                  1997
                                                                    ----                  ----                  ----
                                                                            (Unaudited)

Accounts receivable - factor.........................        $    1,858,613         $    2,503,513         $   5,047,225
Borrowings from factor...............................            (1,858,613)            (2,503,513)           (5,023,147)
                                                                -----------            -----------           -----------
Net due from factor..................................                     -                      -                24,078
Accounts receivable - trade..........................               589,345                916,369               761,700
                                                                 ----------              ---------            ----------
   Total accounts receivable.........................               589,345                916,369               785,778
Less: Accounts receivable allowances.................              (129,000)              (396,000)             (688,000)
                                                                  ---------              ---------            ----------
   Total accounts receivable, net of
       allowances....................................         $     460,345          $     520,369          $     97,778
                                                                  =========              =========             =========


Note 3 - Inventories

   The inventories consist of the following:


                                                                             June 30,                       December 31,
                                                                   ------------------------------          -------------
                                                                       1998               1997                  1997
                                                                       ----               ----                  ----
                                                                            (Unaudited)
Finished goods.......................................              $ 2,295,443        $ 3,076,285           $  2,643,941
Material components and supplies.....................                1,554,125          1,515,185              1,070,040
                                                                     ---------          ---------             ----------
   Total.............................................              $ 3,849,568        $ 4,591,470           $  3,713,981
                                                                     =========          =========              =========

Note 4 - Stockholders' Equity

Stockholders' equity consists of the following:


                                                                          Additional Paid-
                                            Preferred        Common             in             Accumulated
                                              Stock          Stock            Capital            Deficit             Total
                                             --------        ------       ---------------      ------------          -----
Balance December 31, 1997.............      $  120,000      $  41,782       $ 29,849,043       $(24,051,966)       $ 5,958,859
Conversion of Series B Stock to
   Common Stock (Note 5)..............                          2,270            219,137                               221,407
Net loss (unaudited)..................                                                             (944,363)          (944,363)
Preferred Stock dividends and
   accretion..........................                                                              (90,647)           (90,647)
Gain on conversion of Series B
   Stock (Note 5).....................                                                              119,940            119,940
                                            ----------      ---------       ------------      -------------        -----------
Balance June 30, 1998
   (unaudited)........................      $  120,000      $  44,052       $ 30,068,180      $ (24,967,036)       $ 5,265,196
                                            ----------      ---------       ------------      -------------        -----------

Note 5 - Conversion of Series B Stock

         On April 9, 1998, the Company offered to pay and exchange $0.5075 in cash and one share of the Company's Common Stock for each share of Series B Stock (the "Exchange Offer"). The holders of 225,855 shares of Series B Stock accepted the Exchange Offer and the Company paid $114,621 in cash and issued 225,855 shares of Common Stock in exchange for the 225,855 shares of Series B Stock. The market value of the Common Stock and carrying value of the Series B Stock on the date of exchange amounted to $219,045 and $453,606, respectively. The total consideration paid by the Company was less than the carrying value of the Series B Stock by $119,940, and has been accounted for as a gain on conversion of the Series B Stock.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


         This Quarterly Report on Form 10-Q contains forward looking information and describes the expectations of the Company concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: reliance on manufacturers based in China, seasonality and quarterly fluctuations, government regulation, changes in consumer preferences, reliance on new product introduction, dependence of a limited number of customers, customer inventory management, the impact of competition on revenues, margins and pricing and other risks and uncertainties as may be disclosed from time to time in the Company's public announcements and filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Three Months Ended June 30, 1998 and 1997

         Net sales for the three months ended June 30, 1998 decreased 25.3% to $3,617,000 from $4,843,000 in the comparable period in 1997. The decrease in sales is due primarily to (a) a change in the Company's product mix related to the acquisition in 1996 of the doll carriage and stroller product lines and PlayTable product lines which are seasonal in nature and (b) the significant reduction in inventories and increased seasonality of purchasing patterns at a number of the Company's larger customers during the three months ended June 30, 1998. Net sales of the Company's Sports toys decreased 40.2% to $1,585,000 during the second quarter of 1998 from $2,651,000 in the comparable period in 1997. Net sales of the Company's Toys category decreased 7.3% to $2,032,000 in the second quarter of 1998 from $2,192,000 in the same period of 1997. The change in sales in these categories was primarily attributable to (a) changes in product mix which have resulted from the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future and (b) the Company's investments in new products, primarily in the Toys category.

         Gross profit as a percentage of net sales increased to 40.4% for the three months ended June 30, 1998 compared to 35.6% for the three months ended June 30, 1997. This increase resulted primarily from (a) a change in product mix which is a result of the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future and (b) the Company's efforts to market products with a higher gross profit. Gross profit decreased 15.4% to $1,459,000 in the second quarter of 1998 from $1,725,000 in the comparable period in 1997 as a result of the decrease in sales.

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

         Royalty expense increased as a percentage of net sales to 4.1% in the period ended June 30, 1998 from 3.4% for the period ended June 30, 1997 primarily due to an increase in net sales of products subject to royalties, which are a result of the Company's investment in new products.

         Operating loss was $376,000 in the three months ended June 30, 1998 compared to an operating loss of $117,000 in the comparable period in 1997. This difference is primarily attributable to the decrease in sales and gross profit.

         Net loss was $501,000 in the second quarter of 1998 as compared to $236,000 in the comparable period in 1997. During the second quarter of 1998 and 1997, the Company recorded the dividends paid on its preferred stock outstanding and the accretion of the Series B Stock issued in 1996 to its redemption value as a change in stockholder's equity and deducted these expenses in computing net loss attributable to common stockholders. Net loss attributable to common stockholders during the second quarter of 1998 was reduced by a gain on the conversion of Series B Stock of $119,940. Basic loss per share attributable to common stockholders increased to $0.10 per share from $0.07 per share on 4,257,000 and 4,150,000 weighted average shares outstanding in the three months ended June 30, 1998 and 1997, respectively.

Six Months Ended June 30, 1998 and 1997

         Net sales for the six months ended June 30, 1998 decreased 19.4% to $7,492,000 from $9,301,000 in the comparable period in 1997. The decrease in sales is due primarily to (a) a change in the Company's product mix related to the acquisition in 1996 of the doll carriage and stroller product lines and PlayTable product lines which are seasonal in nature and (b) the significant reduction in inventories and increased seasonality of purchasing patterns at a number of the Company's larger customers during the six months ended June 30, 1998. Net sales of the Company's Sports toys decreased 47.3% to $2,731,000 during the first six months of 1998 from $5,181,000 in the comparable period in 1997. This decrease was offset by an increase in the Toys category of 15.6% to $4,761,000 in the first six months of 1998 from $4,120,000 in the same period of 1997. The change in sales in these categories was primarily attributable to (a) changes in product mix which have resulted from the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future and (b) the Company's investments in new products, primarily in the Toys category.

         Gross profit as a percentage of net sales increased to 40.3% for the six months ended June 30, 1998 compared to 37.0% for the six months ended June 30, 1997. This increase resulted primarily from (a) a change in product mix which is a result of the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future and (b) the Company's efforts to market products with a higher gross profit. Gross profit decreased 12.1% to $3,022,000 in the first six months of 1998 from $3,440,000 in the comparable period in 1997 as a result of the decrease in sales.

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

         Merchandising, selling warehousing and distribution expenses decreased 2.2% to $1,723,000 for the first six months of 1998 compared to $1,762,000 in the comparable 1997 period. The decrease in expenses is primarily attributable to lower sales commissions associated with the decreased sales for the period ended June 30, 1998.

         Royalty expense increased as a percentage of net sales to 4.1% in the period ended June 30, 1998 from 3.5% for the period ended June 30, 1997 primarily due to an increase in net sales of products subject to royalties, which are a result of the Company's investment in new products.

         General and administrative expenses decreased 3.4% to $1,679,000 for the first six months of 1998 from $1,738,000 in the comparable period ended in 1997. As a result of the cost controls implemented in 1997, the Company had a decrease in payroll and other overhead costs during the period.

         Operating loss was $689,000 in the six months ended June 30, 1998 compared to an operating loss of $388,000 in the comparable period in 1997. This difference is primarily attributable to the decrease in sales and gross profit.

         Net loss was $944,000 in the first six months of 1998 as compared to $635,000 in the comparable period in 1997. During the first six months of 1998 and 1997, the Company recorded the dividends paid on its preferred stock outstanding and the accretion of the Series B Stock issued in 1996 to its redemption value as a change in stockholder's equity and deducted these expenses in computing net loss attributable to common stockholders. Net loss attributable to common stockholders during the six months ended June 30, 1998 was reduced by a gain on the conversion of Series B Stock of $119,940. Basic loss per share attributable to common stockholders increased to $0.22 per share from $0.18 per share on 4,218,000 and 4,150,000 weighted average shares outstanding in the six months ended June 30, 1998 and 1997, respectively.

Backlog

         Total order backlog at June 30, 1998 and 1997 was approximately $2,364,000 and $3,599,000, respectively. The Company expects substantially all of such orders to be filled during 1998. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

Liquidity and Capital Resources

         The Company's working capital at June 30, 1998 was $2,039,000 as compared to $3,025,000 at December 31, 1997.

         Inventory levels were $742,000 lower at June 30, 1998 compared with June 30, 1997 as a result of the implementation of new inventory control systems and the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future.

         Cash used in operating activities for the six months ended June 30, 1998 was $1,452,000 as compared with $1,376,000 in the comparable period in 1997. The increase in cash needs was caused by the increased seasonality of the Company's product lines and the decreased sales for the first six months of the year.

         Cash used in investing activities was $289,000 and $297,000 in the six month periods ended June 30, 1998 and 1997, respectively, which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products.

         Cash provided by financing activities was $1,959,000 and $1,710,000 in the first six months of 1998 and 1997, respectively, primarily from borrowings from the Company's factor.

         The Company's factoring agreement with Milberg Factors, Inc. ("Milberg") provides for advances equal to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is 0.65% of receivables. Advances bear interest at the rate of prime plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the Company's inventory located in the United States. Milberg has also agreed to advance to the Company additional funds during 1998 based upon cash flow projections approved by Milberg. Such advances will also bear interest at the rate of prime plus one percent. Additionally, the factoring arrangement with Milberg is secured by a mortgage on the real property owned by the Company's manufacturing subsidiary.

         During the six months ended June 30, 1998, 227,050 shares of Series B Stock were converted into an equivalent number of shares of Common Stock.

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

Other Information

         Effective February 23, 1998, new continued listing standards were adopted for securities trading on the Nasdaq National Market. The Company's Common Stock is not in compliance with two of the new requirements, specifically maintenance of (i) a one dollar per share closing bid price and (ii) a $5,000,000 market value of public float. Under applicable Nasdaq rules, the Company was advised on February 27, 1998 of its non-compliance with these two standards and was given until May 28, 1998 to achieve compliance. The Company has not regained compliance with these two standards.

         To be eligible for listing on the Nasdaq SmallCap Market, the Company's stock must, among other things, maintain a one dollar per share minimum bid price for at least 10 consecutive trade days. The Company has submitted a plan to Nasdaq providing for the taking of action designed to achieve compliance with the one dollar per share minimum bid price requirement. The action to be taken includes a 1 for 2 reverse stock split of the Company's Common Stock ("Reverse Split"). The Company believes that the Reverse Split may have the effect of increasing the market price per share of the Company's Common Stock allowing the Common Stock to be included in the Nasdaq SmallCap Market. A vote of the Company's stockholders to approve the Reverse Split will be held at the Company's 1998 Annual Meeting which is scheduled for September 1, 1998. If approved, the Reverse Split is expected to be implemented on or about September 2, 1998.


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

         4.2 Certificate of Designations, Preferences and Rights of the Series B Convertible Redeemable Preferred Stock, incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1996 (the "July 1996 Form 8- K").

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

Dated:   August 14, 1998

                                           JUST TOYS, INC.,
                                             a Delaware corporation




                                           By:    /s/ Barry Shapiro
                                                  ----------------------------
                                                  Barry Shapiro
                                                  Chief Executive Officer



                                           By:    /s/ David Schwartz
                                                  ----------------------------
                                                  David Schwartz
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer