Form 10-Q
period 1998-09-30
JUST TOYS INC
filed 1998-11-16
CIK 890639

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

                For the quarterly period ended September 30, 1998
                                       or

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                            -----------------------

                         Commission File Number 0-20612

                            -----------------------

                                 JUST TOYS, INC.
             (Exact Name of Registrant as specified in its Charter)

                            -----------------------


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


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------- -------


The aggregate number of the Registrant's shares outstanding on November 13, 1998 was 2,203,673 shares of Common Stock, par value $.01 per share

--------------------------------------------------------------------------------

                        JUST TOYS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                       Page
Part I - FINANCIAL INFORMATION

       Item 1.    Financial Statements:

                  Consolidated Balance Sheets - September 30, 1998
                  and 1997 (unaudited) and December 31, 1997....................................         1

                  Consolidated Statements of Operations (unaudited)
                  for the Three Months and Nine Months Ended September 30, 1998 and 1997........         2

                  Consolidated Statements of Cash Flows (unaudited)
                  for the Nine Months Ended September 30, 1998 and 1997.........................         3

                  Notes to Consolidated Financial Statements (unaudited)........................         4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................         7

Part II - OTHER INFORMATION

       Item 2.    Changes in Securities and Use of Proceeds.....................................         13

       Item 4.    Submission of Matters to a Vote of Security-Holders...........................         13

       Item 6.    Exhibits and Reports on Form 8-K..............................................         14

SIGNATURES .....................................................................................         16


                        JUST TOYS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                      September 30,            December 31,
                                                               ----------------------------    ------------
                                                                    1998            1997            1997
                                                               ------------    ------------    ------------
ASSETS                                                                      (Unaudited)
Current assets:
   Cash ....................................................   $    414,545    $    133,172    $    213,789
   Accounts receivable, net of allowances of $192,000,
         $439,000 and $688,000 (Note 2) ....................        949,804         714,631          97,778
   Inventories (Note 3) ....................................      4,065,117       4,443,030       3,713,981
   Prepaid and refundable income taxes .....................         39,269          46,768          39,269
   Prepaid expenses and other current assets ...............      1,676,466       1,358,422       1,710,888
                                                               ------------    ------------    ------------
         Total current assets ..............................      7,145,201       6,696,023       5,775,705


Property and equipment, at cost, net of  accumulated
   depreciation and amortization ...........................      2,992,308       3,198,916       3,223,172
Goodwill, net of accumulated amortization ..................        580,681         626,221         614,836
Other assets ...............................................        127,175         168,767         114,535
                                                               ------------    ------------    ------------
         TOTAL .............................................   $ 10,845,365    $ 10,689,927    $  9,728,248
                                                               ============    ============    ============


LIABILITIES

Current liabilities:
   Due to factor ...........................................   $  1,827,783    $  1,287,475
   Accounts payable ........................................      2,469,855       1,826,979    $  1,853,246
   Accrued liabilities .....................................        887,138       1,133,506         897,153
                                                               ------------    ------------    ------------
         Total current liabilities .........................      5,184,776       4,247,960       2,750,399

Series B Convertible Redeemable Preferred
   Stock, 650,000 shares authorized, 292,675, 527,397
   and 521,854 shares issued and outstanding
   (liquidation value $1,060,947, $1,911,814 and $1,891,721)        605,613       1,010,095       1,018,990
                                                               ------------    ------------    ------------
         Total liabilities and Series B Stock  (Note 5) ....      5,790,389       5,258,055       3,769,389
                                                               ------------    ------------    ------------

STOCKHOLDERS' EQUITY

Stockholders' equity (Note 4):
   Preferred stock, $1.00 par value, 2,000,000 shares
         authorized:
               Series A Convertible Redeemable Preferred
               Stock, 150,000 shares authorized, 120,000
               shares issued and outstanding (liquidation
               value $120,000) .............................        120,000         120,000         120,000
   Common stock, par value $.01 per share, 15,000,000
         shares authorized, 2,203,673, 2,086,312 and
         2,089,084 issued and outstanding ..................         22,037          20,863          20,891
   Additional paid-in capital ..............................     30,087,437      29,859,301      29,869,934
   Accumulated deficit .....................................    (25,174,498)    (24,568,292)    (24,051,966)
                                                               ------------    ------------    ------------
         Total stockholders' equity ........................      5,054,976       5,431,872       5,958,859
                                                               ------------    ------------    ------------
               TOTAL .......................................   $ 10,845,365    $ 10,689,927    $  9,728,248
                                                               ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                             Three Months Ended September 30,             Nine Months Ended September 30,
                                                 1998                1997                   1998                  1997
                                            ------------          ------------          ------------          ------------
                                                       (Unaudited)                     (Unaudited)
Net sales .........................         $  5,119,646          $  6,695,500          $ 12,611,904          $ 15,656,159
Cost of goods sold ................            3,096,283             4,349,188             7,566,570             9,870,139
                                            ------------          ------------          ------------          ------------
Gross profit ......................            2,023,363             2,346,312             5,045,334             5,786,020
                                            ------------          ------------          ------------          ------------
Expenses:
Merchandising, selling, warehousing
     and distribution .............              989,127               942,888             2,711,761             2,759,807
Royalties .........................              208,053               249,706               517,830               577,504
General and administrative ........              858,850               854,046             2,537,607             2,523,255
                                            ------------          ------------          ------------          ------------
          Total ...................            2,056,030             2,046,640             5,767,198             5,860,566
                                            ------------          ------------          ------------          ------------

Operating income (loss) ...........              (32,667)              299,672              (721,864)              (74,546)
                                            ------------          ------------          ------------          ------------
Other expenses:
     Interest expense .............             (146,925)             (162,730)             (402,091)             (426,243)
     Other expense ................                 --                  (4,425)                 --                  (1,986)
                                            ------------          ------------          ------------          ------------
Net income (loss) .................             (179,592)              132,517            (1,123,955)             (502,775)

Preferred stock dividends and
     accretion (Note 4) ...........              (31,846)              (52,987)             (122,493)             (162,068)

Gain on conversion of Series B
     Stock (Note 5) ...............                3,976                  --                 123,916                  --
                                            ------------          ------------          ------------          ------------
Net income (loss) attributable to
     common stockholders ..........         $   (207,462)         $     79,530          $ (1,122,532)         $   (664,843)
                                            ============          ============          ============          ============
Weighted average common shares
     outstanding ..................            2,202,848             2,077,491             2,140,680             2,075,891
                                            ============          ============          ============          ============
Per share data:

Basic income (loss) attributable to
     common stockholders ..........         $      (0.09)         $       0.04          $      (0.52)         $      (0.32)
                                            ============          ============          ============          ============


    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                 Nine Months Ended September 30,
                                                                ---------------------------------
                                                                   1998                  1997
                                                                -----------           -----------
                                                                           (Unaudited)
Cash flows from operating activities:

Net loss ...................................................    $(1,123,955)          $  (502,775)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization ................        624,332               724,799
              Changes in operating assets and
                   liabilities:
              (Increase) decrease in:
                   Accounts receivable .....................       (852,026)             (427,053)
                   Inventories .............................       (351,136)              187,572
                   Prepaid and refundable income taxes                 --                 (17,854)
                   Prepaid expenses and other current assets         34,422              (240,294)
                   Other assets ............................        (12,640)              (49,117)
              Increase (decrease) in:
                   Accounts payable ........................        616,609              (328,272)
                   Accrued liabilities .....................        (10,015)             (188,070)
                                                                -----------           -----------
              Net cash used in operating activities ........     (1,074,409)             (841,064)
                                                                -----------           -----------


Cash flows from investing activities:
    Acquisition of property and equipment ..................       (359,313)             (385,091)
                                                                -----------           -----------
         Net cash used in investing activities                     (359,313)             (385,091)
                                                                -----------           -----------

Cash flows from financing  activities:
    Borrowings from factor .................................      1,827,783             1,287,475
    Proceeds from sale of common stock                                 --                  22,348
    Cash paid in connection with conversion                        (117,778)                 --
         of Series B Stock (Note 5)
    Dividends paid .........................................        (75,527)             (104,203)
                                                                -----------           -----------
         Net cash provided by financing activities .........      1,634,478             1,205,620
                                                                -----------           -----------

Net increase (decrease) in cash                                     200,756               (20,535)
                                                                -----------           -----------
Cash - beginning of period                                          213,789               153,707
                                                                -----------           -----------
Cash - end of period .......................................    $   414,545           $   133,172
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

Note 2 - Accounts Receivable

Accounts receivable and amounts due from factor consist of the following:

                                                      September 30,                 December 31,
                                                1998                1997                1997
                                            -----------         -----------         -----------
                                                      (Unaudited)
Accounts receivable - factor .......        $ 2,651,234         $ 3,568,414         $ 5,047,225
Borrowings from factor .............         (2,651,234)         (3,568,414)         (5,023,147)
                                            -----------         -----------         -----------
Net due from factor ................               --                  --                24,078
Accounts receivable - trade ........          1,141,804           1,153,631             761,700
                                            -----------         -----------         -----------
  Total accounts receivable ........          1,141,804           1,153,631             785,778
Less: Accounts receivable allowances           (192,000)           (439,000)           (688,000)
                                            -----------         -----------         -----------
  Total accounts receivable, net of
      allowances ...................        $   949,804         $   714,631         $    97,778
                                            ===========         ===========         ===========



Note 3 - Inventories

  The inventories consist of the following:

                                                      September 30,                 December 31,
                                                1998                1997                1997
                                            -----------         -----------         -----------
                                                      (Unaudited)

Finished goods.............................  $ 2,593,016         $ 2,976,830         $  2,643,941
Material components and supplies...........    1,472,101           1,466,200            1,070,040
                                             -----------         -----------         ------------
  Total....................................  $ 4,065,117         $ 4,443,030         $  3,713,981
                                             ===========         ===========         ============



Note 4 - Stockholders' Equity

Stockholders' equity consists of the following:

                                                                              Additional
                                          Preferred            Common          Paid-in          Accumulated
                                            Stock               Stock          Capital             Deficit             Total
                                          ----------          ---------      ------------       -------------      -----------
Balance December 31, 1997............   $  120,000          $  20,891      $ 29,869,934        $(24,051,966)       $ 5,958,859

Conversion of Series B Stock to
  Common Stock (Note 5)..............                           1,146           217,503                                218,649

Net loss (unaudited).................                                                            (1,123,955)        (1,123,955)

Preferred Stock dividends and
  accretion..........................                                                              (122,493)          (122,493)

Gain on conversion of Series B
  Stock (Note 5).....................                                                               123,916            123,916
                                        ----------          ---------      ------------       -------------        -----------
Balance September 30, 1998
  (unaudited)........................   $  120,000          $  22,037      $ 30,087,437       $ (25,174,498)       $ 5,054,976
                                        ==========          =========      ============       =============        ===========

         Effective September 4, 1998, the Company implemented a one-for-two reverse stock split of the Company's common stock. The number of shares of common stock outstanding and the earnings per share have been retroactively adjusted to reflect the reverse stock split.

         The number of shares and exercise price of the Company's outstanding warrants and options for future issuance of common stock were proportionately adjusted in accordance with their terms to reflect the reverse stock split. The reverse stock split also resulted in the conversion price of the Series A Stock and the conversion price and the number of shares of common stock issuable upon conversion of the Series B Stock being proportionately adjusted as provided in each such security's Certificate of Designations, Preferences and Rights.

Note 5 - Conversion of Series B Stock

         On April 9, 1998, the Company offered to pay and exchange $0.5075 in cash and one half of one share of the Company's Common Stock (as adjusted for the one-for-two reverse stock split) for each share of Series B Stock (the "Exchange Offer"). The holders of 232,075 shares of Series B Stock accepted the Exchange Offer and the Company paid $117,778 in cash and issued 116,038 shares of Common Stock in exchange for the 232,075 shares of Series B Stock. The market value of the Common Stock and carrying value of the Series B Stock on the date of exchange amounted to $218,649 and $460,343, respectively. The total consideration paid by the Company was less than the carrying value of the Series B Stock by $123,916, and has been accounted for as a gain on conversion of the Series B Stock.

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

Results of Operations

Three Months Ended September 30, 1998 and 1997

         Net sales for the three months ended September 30, 1998 decreased 23.5% to $5,120,000 from $6,696,000 in the comparable period in 1997. The decrease in sales is due primarily to (a) the significant reduction in inventories and increased seasonality of purchasing patterns at a number of the Company's larger customers during the three months ended September 30, 1998 and (b) a change in the Company's product mix to product lines which are more seasonal in nature than product lines sold in 1997. Net sales of the Company's Sports toys decreased 34.5% to $1,431,000 during the third quarter of 1998 from $2,186,000 in the comparable period in 1997. Net sales of the Company's Toys category decreased 18.2% to $3,689,000 in the third quarter of 1998 from $4,510,000 in the same period of 1997. The change in sales in these categories was primarily attributable to (a) changes in product mix which have resulted from the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future and (b) the Company's investments in new products, primarily in the Toys category.

         Gross profit as a percentage of net sales increased to 39.5% for the three months ended September 30, 1998 compared to 35.0% for the three months ended September 30, 1997. This increase resulted primarily from (a) a change in product mix which is a result of the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future and (b) the Company's efforts to market products with a higher gross profit. Gross profit decreased 13.8% to $2,023,000 in the third quarter of 1998 from $2,346,000 in the comparable period in 1997 as a result of the decrease in sales.

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

         Royalty expense increased as a percentage of net sales to 4.1% in the period ended September 30, 1998 from 3.7% for the period ended September 30, 1997 primarily due to an increase in net sales of products subject to royalties, which are a result of the Company's investment in new products.

         Operating loss was $33,000 in the three months ended September 30, 1998 compared to an operating income of $300,000 in the comparable period in 1997. This difference is primarily attributable to the decrease in sales and gross profit.

         Net loss was $180,000 in the third quarter of 1998 as compared to a net income of $133,000 in the comparable period in 1997. During the third quarter of 1998 and 1997, the Company recorded the dividends paid on its preferred stock outstanding and the accretion of the Series B Stock issued in 1996 to its redemption value as a change in stockholder's equity and deducted these expenses in computing net loss attributable to common stockholders. Net loss attributable to common stockholders during the third quarter of 1998 was reduced by a gain on the conversion of Series B Stock of $3,976. Basic loss per share attributable to common stockholders was $0.09 per share from an income of $0.04 per share on 2,203,000 and 2,077,000 weighted average shares outstanding in the three months ended September 30, 1998 and 1997, respectively.

Nine Months Ended September 30, 1998 and 1997

         Net sales for the nine months ended September 30, 1998 decreased 19.4% to $12,612,000 from $15,656,000 in the comparable period in 1997. The decrease in sales is due primarily to (a) the significant reduction in inventories and increased seasonality of purchasing patterns at a number of the Company's larger customers during the nine months ended September 30, 1998 and (b) a change in the Company's product mix to product lines which are more seasonal in nature than product lines sold in 1997. Net sales of the Company's Sports toys decreased 41.2% to $4,162,000 during the first nine months of 1998 from $7,073,000 in the comparable period in 1997. Net sales of the Company's Toys category decreased 1.6% to $8,450,000 in the first nine months of 1998 from $8,583,000 in the same period of 1997. The change in sales in these categories was primarily attributable to (a) changes in product mix which have resulted from the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future and (b) the Company's investments in new products, primarily in the Toys category.

         Gross profit as a percentage of net sales increased to 40.0% for the nine months ended September 30, 1998 compared to 37.0% for the nine months ended September 30, 1997. This increase resulted primarily from (a) a change in product mix which is a result of the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future and (b) the Company's efforts to market products with a higher gross profit. Gross profit decreased 12.8% to $5,045,000 in the first nine months of 1998 from $5,786,000 in the comparable period in 1997 as a result of the decrease in sales.

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

         Royalty expense increased as a percentage of net sales to 4.1% in the period ended September 30, 1998 from 3.7% for the period ended September 30, 1997 primarily due to an increase in net sales of products subject to royalties, which are a result of the Company's investment in new products.

         Operating loss was $722,000 in the nine months ended September 30, 1998 compared to an operating loss of $75,000 in the comparable period in 1997. This difference is primarily attributable to the decrease in sales and gross profit.

         Net loss was $1,124,000 in the first nine months of 1998 as compared to $503,000 in the comparable period in 1997. During the first nine months of 1998 and 1997, the Company recorded the dividends paid on its preferred stock outstanding and the accretion of the Series B Stock issued in 1996 to its redemption value as a change in stockholder's equity and deducted these expenses in computing net loss attributable to common stockholders. Net loss attributable to common stockholders during the nine months ended September 30, 1998 was reduced by a gain on the conversion of Series B Stock of $123,916. Basic loss per share attributable to common stockholders increased to $0.52 per share from $0.32 per share on 2,141,000 and 2,076,000 weighted average shares outstanding in the nine months ended September 30, 1998 and 1997, respectively.

Backlog

         Total order backlog at September 30, 1998 and 1997 was approximately $1,509,000 and $1,929,000, respectively. The Company expects substantially all of such orders to be filled during 1998. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

Liquidity and Capital Resources

         The Company's working capital at September 30, 1998 was $1,960,000 as compared to $3,025,000 at December 31, 1997.

         Inventory levels were $378,000 lower at September 30, 1998 compared with September 30, 1997 as a result of the implementation of new inventory control systems and the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future.

         Cash used in operating activities for the nine months ended September 30, 1998 was $1,074,000 as compared with $841,000 in the comparable period in 1997. The increase in cash needs was caused by the increased seasonality of the Company's product lines and the decreased sales for the first nine months of the year.

         Cash used in investing activities was $359,000 and $385,000 in the nine month periods ended September 30, 1998 and 1997, respectively, which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products.

         Cash provided by financing activities was $1,634,000 and $1,206,000 in the first nine months of 1998 and 1997, respectively, primarily from borrowings from the Company's factor.

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

         During the nine months ended September 30, 1998, 229,179 shares of Series B Stock were converted into 114,590 shares of Common Stock.

         The Company believes that its cash flow from operations and available borrowings will be adequate to meet its obligations for the ensuing year.

Seasonality

         The toy industry is typically seasonal in nature due to the heavy demand for toy products during the Christmas season. During the past several years, the Company has experienced a shift in its revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company expects that this trend will continue due to industry changes and due to changes to its product mix related to the doll carriage and stroller product lines and the Play Table product lines which were acquired in 1996. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules.

Year 2000

         Many existing computer systems and programs process transactions using two digits rather than four digits for the year of a transaction. Unless the hardware and/or the software has been modified, a significant number of those computer systems and programs may process a transaction with a date of the year 2000 as the year "1900", which could cause the system or the program to fail or create erroneous results before, on or after January 1, 2000 (the "Y2K Issue").

         The Company's Y2K project is intended to reduce the effects on the Company's business of the Y2K Issue. The Y2K project involves: (i) an inventory of Y2K items and an assessment of the Y2K compliance of items determined to be material to the Company; (ii) upgrading or replacing material items that are determined not to be Y2K compliant; (iii) testing material items and evaluating Y2K compliance of the Company's customers, suppliers and contractors; and (iv) designing and implementing contingency plans. All phases of the project are being performed by the Company. Testing of the Company's computer systems and programs as upgraded or replaced under conditions simulating actual use is scheduled to be completed by June 1999.

         The Company's principal computer systems consist of: (i) management information software ("MIS") for accounts receivable, general ledger, payables, order entry, sales reporting, inventory tracking and product distribution; (ii) electronic data interchange ("EDI") for order-taking, invoicing and the like between the Company and its major customers; (iii) systems involved in the Company's manufacturing operations such as materials purchasing and manufacturing scheduling; and (iv) local area network and personal computer operating systems.

         The Company installed a Y2K compliant MIS system at its headquarters in early 1997. Initial testing has confirmed the system's Y2K compliance and the Company plans further testing throughout the Y2K project. The MIS systems at the Company's United States manufacturing and Hong Kong subsidiaries are not currently Y2K compliant. The Company is in the process of upgrading, replacing and testing such systems. The Company estimates that the upgrading, replacing and testing will cost approximately $100,000 which will be funded from cash flow from operations. There is no assurance at this time that software upgrades or replacements will resolve all of the Company's MIS Y2K issues.

         The Company has installed and successfully tested Y2K compliant EDI software. The Company is communicating with its customers, contractors and suppliers to evaluate their EDI Y2K compliance. The Company believes that over the upcoming months its major customers plan to test their EDI systems for internal, intermediary and supplier Y2K compliance. The Company would be unable to receive and invoice orders from a customer though EDI if the customer or its EDI intermediaries are not Y2K compliant. Although the Company does not transmit electronic orders to its contractors and suppliers, delays or non- delivery of goods to the Company could arise from Y2K Issues affecting their businesses.

         The Company's initial tests have confirmed that the Company's local area network operating system is Y2K compliant. The Company intends to upgrade or replace any manufacturing operations software or other personal computer based software found not to be Y2K compliant. The Company also intends to replace personal computers found not to be Y2K compliant. The Company expects the software upgrades and replacements and personal computer replacements to be completed by June 1999 at an estimated cost of less than $25,000.

         The failure to correct a material Y2K Issue could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Particularly because of the uncertainty of the Y2K readiness of customers, suppliers and contractors, the Company is unable to assess at this time whether the consequences of the Y2K Issue will have a material impact on the Company's results of operations, liquidity or financial condition.

         To date, the Company has not established a contingency plan for possible Y2K Issues. Where needed, the Company intends to establish contingency plans based on its testing and evaluation experience.

         The cost of Y2K compliance and the referenced completion dates are based on management's best estimates and may be updated as additional information becomes available. Reference is made to the first paragraph of Part I Item 2 of this report, which addresses forward-looking statements made by the Company.

Other Information

         Effective February 23, 1998, new continued listing standards were adopted for securities trading on the Nasdaq National Market. The Company's Common Stock is not in compliance with two of the new requirements, specifically maintenance of (i) a one dollar per share closing bid price and (ii) a $5,000,000 market value of public float. The Company presented a plan to a Nasdaq Listing Qualifications Panel which provides for the taking of action designed to achieve compliance with the $1.00 per share minimum bid price requirement allowing the Company's common stock to be included on The Nasdaq SmallCap Market under its continued listing criteria. The plan includes the one for two reverse stock split of the Company's common stock which was approved by the Company's stockholders on September 1, 1998 and implemented on September 4, 1998. After the close of business on October 29, 1998, the Company was notified of the Panel's determination that the plan did not enable the common stock to comply and sustain the requirements for continued listing on the Nasdaq National Market. The Panel also determined that the common stock's bid price did not satisfy the requirements for listing on The Nasdaq SmallCap Market. The Panel further determined to delist the common stock from the Nasdaq Stock Market effective October 29, 1998. The Company has requested that the Nasdaq Review Counsel review the Panel's decision. There can be no assurance that the Review Counsel will change the Panel's determinations. The Company's common stock is currently being quoted on the OTC Bulletin Board under the symbol "JUST".


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On September 4, 1998 (the "Effective Date"), the Company amended its certificate of incorporation to effect a one-for-two reverse stock split of its common stock, par value $.01 per share which was approved by the Company's stockholders on September 1, 1998. On the Effective date, the number of shares of common stock held by each stockholder were deemed to represent one-half of the number of shares of common stock owned immediately prior to the reverse stock split with fractional shares rounded to the next highest whole share.

Item 4.  Submission of Matters to a Vote of Security-Holders

The Company held its annual meeting of stockholders on September 1, 1998 in Dobbs Ferry, New York. The matters submitted to a vote of the Company's stockholders were (i) the election of seven directors, (ii) the approval of a proposal to amend the Company's Certificate of Incorporation to implement a one-for- two reverse stock split, and (iii) ratification of the appointment of Ernst & Young LLP as independent auditors for the 1998 fiscal year. Votes of shares reported below reflect pre-reverse stock split shares.

The Company's shareholders elected for one year terms all persons nominated for directors as set forth in the Company's proxy statement dated August 3, 1998. Below is the result of the vote:

Name                               For            Withheld Authority
----                               ---            ------------------
Roger Gimbel                  3,711,529                45,814
Charmaine Jefferson           3,660,529                96,814
Howard Kaufman                3,711,529                45,814
Morton J. Levy                3,711,529                45,814
Irwin Naitove                 3,660,529                96,814
Donald D. Shack               3,663,029                94,314
Barry Shapiro                 3,711,529                45,814


         The Company's stockholders approved a proposal to amend the Company's Certificate of Incorporation to implement a one-for-two reverse stock split by a vote of 3,701,094 for, 50,614 against and 5,635 abstaining.

         The Company's stockholders ratified the Board of Director's appointment of Ernst & Young LLP as the Company's independent auditors for the 1998 fiscal year by a vote of 3,694,944 for, 7,864 against and 54,535 abstaining.

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

        *3.6 Certificate of Amendment of Certificate of Incorporation, dated September 3, 1998.

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


        *4.4 Warrant agreement, dated as of August 31, 1998, between the Company and Gerard Klauer Mattison & Co., Inc.

        *10.1 Engagement letter, dated August 31, 1998, between the Company and
              Gerard Klauer Mattison & Co., Inc. (Certain information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

         +27  Financial Data Schedule.

--------------------------
         *  Filed herewith
         + Filed with the  Securities and Exchange  Commission  only pursuant to
Article 5 of Regulation S-X.

(b)      Reports on Form 8-K:

         During the third quarter of 1998, the Company filed one report on Form 8-K with respect to Item 5--Other Events with the Securities and Exchange Commission on September 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 13, 1998

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