Form 10-K
period 1998-12-31
JUST TOYS INC
filed 1999-03-31
CIK 890639

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998, or

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                             on which registered
     -------------------                            ---------------------
            None                                       Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value at March 26, 1999 of shares of the Registrant's Common Stock, par value $.01 per share (based upon the mean between the bid and asked price of such stock as reflected in the over-the-counter market on such date) held by non-affiliates of the Registrant was approximately $726,740. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

At March 26, 1999, there were 2,238,869 shares outstanding of the Registrant's Common Stock, par value $.01 per share.
================================================================================

                                 JUST TOYS, INC.

                               Index to Form 10-K


Item Number                                                                 Page
-----------                                                                 ----
PART I.........................................................................1
     ITEM 1  - BUSINESS........................................................1
     ITEM 2  - PROPERTIES.....................................................10
     ITEM 3  - LEGAL PROCEEDINGS..............................................10
     ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............11

PART II.......................................................................12
     ITEM 5  - MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS..................................12
     ITEM 6  - SELECTED FINANCIAL DATA........................................15
     ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................16
     ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....23
     ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................23
     ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH
       ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................23

PART III......................................................................24
     ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............24
     ITEM 11 - EXECUTIVE COMPENSATION.........................................26
     ITEM 12 - SECURITY OWNERSHIP OF
                 CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................28
     ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................30

PART IV.......................................................................30
     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K..........................................30

         This Annual Report on Form 10-K contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Just Toys, Inc. (the "Company") with respect to, among other things, future business conditions and the outlook for the Company including trends affecting the Company's business, financial condition and results of operations. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: reliance on manufacturers based in the Far East, dependence on a limited number of customers, competition from major toy companies, seasonality and quarterly fluctuations, government regulation, as well as the items set forth under "Business--Certain Cautionary Factors." Wherever possible, the Company has identified forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.


                                     PART I

ITEM 1 - BUSINESS

         Just Toys, Inc. (the "Company") designs, develops, manufactures, markets and distributes a variety of junior sporting goods, foam shooting toys and other toy products for children of various ages. The Company is a Delaware corporation formed in August 1992. Its business was begun in 1989 and was conducted as a joint venture (the "Joint Venture") until September 1992 when the Company succeeded to the business of the Joint Venture.

         The Company's product lines primarily consist of staple toy items such as junior sporting goods, foam shooting toys and other toy products which do not require promotional support. The Company's products are sold under its own name and under established names such as Spalding(R), Louisville Slugger(R) and World Wrestling Federation(R) pursuant to license arrangements. The Company also sells a line of PlayTable products that are compatible with most brands of toy construction blocks and the Welsh line of doll accessories, carriages and strollers. The Company's products are positioned to meet certain retail price points and are intended to deliver value to consumers and reasonable profit margins to retailers.

         As of December 31, 1998, the Company sold its Flexitoys construction block product line to the product's original founder. The Company received approximately 146,000 shares of its Series B Convertible Redeemable Preferred Stock as consideration for inventory, fixed assets and intellectual property associated with the Flexitoys product line.

         The Company presented its entire product line to retailers in Hong Kong and at the Dallas and New York toy shows in January and February 1999.

         The Company has a wholly-owned manufacturing subsidiary, Celt Specialty Partners, Inc. and two wholly-owned foreign subsidiaries, Just Toys Products, Limited and Joyful World Enterprises, Limited, both of which are incorporated in Hong Kong.

         In September 1998, the Company retained Gerard Klauer Mattison & Co., Inc. ("Gerard Klauer"), an investment banking firm, to identify other toy companies and product lines of other toy companies for acquisition by the Company and to assist the Company in the completion and financing of such transactions. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters -- Common Stock Warrant for a description of the warrant issued to Gerard Klauer in connection with its retention by the Company.

         On September 4, 1998, the Company effected a one-for-two reverse stock split of its common stock, par value $.01 per share ("Common Stock"). See Item
5. Market for Registrants' Common Equity and Related Stockholder Matters -- Market Information and -- Reverse Stock Split for a discussion regarding the reason for the reverse stock split. All disclosures herein relating to outstanding shares and the trading prices of the Common Stock and earnings per share information have been retroactively adjusted to reflect the reverse stock split.

Products

         The Company's line of junior sporting goods include spiral footballs, foam baseballs and baseball bats, soccer balls and basketballs, mini basketball hoop sets, batting tee sets and various other junior sporting goods items. The products are sold under the Company's names as well as licensed names such as Spalding(R) and Louisville Slugger(R). The Company's junior sporting goods generally sell at retail for between $2.00 and $50.00, a majority of which sell at retail for under $15.00.

         The Company's toy line consists of many different items including bendable figures and plastic accessories which are based on licensed characters, primarily World Wrestling Federation(R) licensed products, play tables, doll strollers and accessories, its Laser Light(R) toys, hand-held toys that project laser-like images, and a line of foam shooting toys. The Company's products in its toy line generally sell at retail for between $2.00 and $100.00, a majority of which sell at retail for under $15.00.

Licensing

         Some of the Company's products are manufactured under patent and trademark license agreements. The Company also acquires rights to ideas and designs for new products from independent inventors and designers. A determination to acquire a license must frequently be made before the commercial introduction of the product in which a licensed property appears and license arrangements often require the payment of non-refundable advances or guaranteed minimum royalties. Substantially all of the Company's licenses extend for one to three years although the Company's spiral footballs are manufactured under a non-exclusive patent license that extends for the life of the patent. Some licenses are renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. There can be no assurance that any license will be renewed upon its expiration or that the Company will be able to obtain licenses that will achieve the same degree of popularity as the Company's existing licenses. Royalties to licensors typically range from 4% to 12% of sales of the related product. Licenses for some foreign territories require royalties that exceed such range. As of December 31, 1998, minimum future guaranteed payments through 2001 under license agreements aggregated approximately $254,000.

         The Company has six principal licenses. Each of these licenses cover a number of different products. Such products accounted for approximately 54.1% and 45.7% of the Company's net sales in 1998 and 1997, respectively. The loss of any of the Company's principal licenses could have a material adverse effect on the Company's operations.

Design and Development

         The Company relies on its ability to purchase selective product lines and on its management personnel and independent inventors, designers, sculptors, model-makers and engineers for new products. The Company pays royalties to independent inventors and designers based on sales of products developed by them generally ranging from 2% to 6.5%.

Manufacturing

         The Company relies on contract manufacturers in the United States and the Far East and on its wholly-owned subsidiary, Celt Specialty Partners, Inc. ("Celt"), to manufacture its products. Celt manufactures certain of the Company's foam sport balls as well as other products. Approximately 22.7%, 28.4% and 30.7% of net sales in 1998, 1997 and 1996, respectively, were derived from the sale of products manufactured at this facility. As needed, certain of the products manufactured by Celt can also be obtained from manufacturers in the Orient.

         The Company's operations relating to wooden playtables is based at a contractor's facility in Arkansas City, Kansas. The Company intends to move to its Table Toys assembly operations from Arkansas City, Kansas to its Celt facility in April 1999.

         Decisions related to the choice of third party manufacturers are based on price, quality of merchandise, reliability and the ability of a manufacturer to meet the Company's timing requirements for delivery. The Company is not a party to long-term contractual or other arrangements with any manufacturer. The Company often uses more than one manufacturer to produce a single product. The Company utilizes warehouse facilities at two primary locations in the U.S., at which it regularly maintains an inventory of its products, thus enabling the Company to respond quickly to customer orders. One of these warehouse facilities is located near the Company's manufacturing facility in upstate New York. Tooling and injection molding are owned by the Company and may be utilized by different manufacturers if the need arises for alternate sources of production.

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

         Most of the Company's products are manufactured by unaffiliated parties located in the People's Republic of China and Taiwan. The Far East is the largest manufacturing center of toys in the world and most toy companies utilize the services of manufacturers located in the Far East. The majority of the Company's manufacturing in the Far East is performed by five to seven manufacturers. In any particular year, an individual manufacturer may account for more than 10% of the Company's products, depending upon the popularity of the product made by it. While the Company is not dependent on any single manufacturer in the Far East to supply it with products, the Company could be affected by political or economic disruptions affecting businesses in the Far East generally. The Company believes that alternate sources of manufacturing are available outside of the Far East. The Company has two wholly-owned subsidiaries based in Hong Kong to maintain contact with manufacturers and subcontractors in the Far East and supervise manufacturing and quality control.

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

         In 1998, the Company maintained an internal sales and marketing staff of 9 people, including its senior management. The Company retains approximately sixteen sales representation firms in the United States who act as independent contractors and who market the Company's products at the major toy trade shows held in New York City and Hong Kong and at regional trade shows. In addition, sales representatives make on-site visits to customers for the purpose of soliciting orders for products.

         The Company's net sales to foreign markets in 1998, 1997 and 1996 were approximately 2.3%, 2.7% and 5.7% respectively, of total net sales. Sales in foreign countries are generally made directly to independent distributors, some of which are licensees that have acquired foreign distribution rights in respect of categories of products which the Company has the right to distribute domestically. Foreign distributors ordinarily retain their own sales representatives. Sales of products to distributors in foreign countries are in United States dollars which reduces the Company's exposure to fluctuations in monetary rates overseas.

         The Company's net sales and gross margin, as a percentage of net sales, is to some extent dependent on its mix of business during a given time period. Variables include such issues as whether merchandise is shipped from a domestic warehouse or directly from the Far East, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         The Company does not sell any of its products on consignment. A portion of firm orders, by their terms, may be canceled if shipment is not made by a certain date.

Customers

         The five largest customers of the Company accounted for approximately 71.3%, 75.3% and 71.7% of net sales in 1998, 1997 and 1996, respectively. During 1998, the Company's two largest customers, Toys "R" Us and Wal-Mart, each represented more than 10% of net sales. Sales to these customers totaled approximately 55% of net sales. The termination by either of these customers of its relationship with the Company would have a material adverse effect on the Company. In 1997 and 1996, the Company's two largest customers, Target and Wal-Mart, each represented more than 10% of net sales. Sales to these customers totaled approximately 60% and 57% of net sales in 1997 and 1996, respectively.

Segment Information

         The Company operates its business in two segments which are its United States and Hong Kong operations. Both segments sell similar products to customers primarily located in the United States. The United States segment's net sales result from shipments from the Company's domestic warehouses. The Hong Kong segment derives its revenue from the Company's FOB Hong Kong sales and by acting as a third party product sourcing and quality control agent for other toy companies. See Note 17 - "Business Segments" to the Company's consolidated financial statements on pages F-24 through F-26 for a report of the Company's United States and Hong Kong operation's net sales, profit (loss) and total assets.

Backlog

         Total order backlog at December 31, 1998 and 1997 was approximately $921,000 and $1,193,000, respectively. The Company expects substantially all of its current order backlog to be filled during 1999. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

Competition

         The toy industry is highly competitive and dominated by a small number of large toy companies. The Company competes with larger, better capitalized companies which have significantly more resources than the Company to devote to the design and development of new toys, the procurement of licenses and the marketing and distribution of their products. Due to the Company's relatively modest advertising budget, the Company has greater difficulties in obtaining retailer product acceptance than do companies with large advertising budgets.

Seasonality

         The toy industry is typically seasonal in nature due to the heavy demand for toy products during the Christmas season. During the past several years, the Company has experienced a shift in its revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company expects that this trend will continue due to industry changes and due to changes to the Company's product mix. This concentration increases the risk of
(a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules.

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

         Dependence on Limited Number of Major Customers

         For fiscal 1998, the Company's five largest customers accounted for approximately 71.3% of the Company's net sales. Sales to Toys "R" Us and Wal-Mart, the Company's two largest customers, aggregated approximately 55% of the Company's net sales during the same period. The Company expects to continue to rely on a relatively small number of customers for a significant percentage of sales for the foreseeable future. Because of the large portion of the Company's sales to the Company's two largest customers and the significant share of the market for toy sales to consumers represented by these same customers, the loss of one of them as a customer, or a significant reduction in sales to any one of them, would have a material adverse effect on the Company's financial condition and results of operations.

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

         Competition

         The toy industry is highly competitive and dominated by a small number of large toy companies. Many of the Company's competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular products, characters and trademarks, and successfully market products. Many of the Company's competitors offer similar products or alternatives to the Company's products. The Company's products compete with other products for retail shelf space. There can be no assurance that shelf space in retail stores will continue to be available to support the Company's existing products or any expansion of the Company's products and product lines. There can also be no assurance that the Company will be able to continue to compete effectively in this marketplace.

         Reliance on License Agreements

         The Company has six principal licenses. Each of these licenses cover a number of different products. Such products accounted for approximately 54.1% of the Company's net sales in 1998. The loss of any of the Company's principal licenses could have a material adverse effect on the Company's operations. In general, the Company's license agreements have terms of one to three years. There can be no assurance that any license agreement will be renewed upon its expiration or that the Company will be able to obtain licenses for additional licenses that will achieve the same degree of popularity as the Company's existing licenses.

         Year 2000

         Many existing computer systems and programs process transactions using two digits rather than four digits for the year of a transaction. Unless the hardware and/or the software has been modified, a significant number of those computer systems and programs may process a transaction with a date of the year 2000 as the year "1900", which could cause the system or the program to fail or create erroneous results before, on or after January 1, 2000 (the "Year 2000 Issue"). The Company has initiated its Year 2000 project which is intended to reduce the effects on the Company's business of the Year 2000 Issue. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The failure to correct a material Year 2000 Issue could result in an interruption in, or failure of, certain of the Company's normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Because of the general uncertainty inherent in the Year 2000 Issue, resulting in part from the uncertainty of the Year 2000 readiness of customers, suppliers and contractors, the Company is unable to assess at this time whether the consequences of the Year 2000 Issue will have a material impact on the Company's results of operations, liquidity or financial condition.

Employees

         As of December 31, 1998, the Company and its subsidiaries employed 68 persons, 26 of which were engaged in manufacturing.

                        Executive Officers of the Company

         The following table sets forth the names, ages and principal occupations of each of the Company's executive officers and the year in which each was elected an officer.


           Name                     Age                              Title                              Officer Since
---------------------------         --------          ------------------------------------        -------------------------
Morton J. Levy                      77                Chairman of the Board of                              1995
                                                      Directors

Barry Shapiro                       56                President, Chief Executive                            1995
                                                      Officer and Director of the
                                                      Company

David Schwartz                      39                Chief Financial Officer and                           1996
                                                      Treasurer

Seymour Rosenthal                   68                Secretary                                             1996

Robert Pagano                       44                Vice President--Marketing                             1996
                                                      and Product Planning

Jerry Carroll                       50                Vice President--Domestic                              1997
                                                      Manufacturing Operations
Larry Scott                         49                Vice President--Sales                                 1997



         Morton J. Levy was appointed the Company's Chairman on March 30, 1995 and also served as the Chief Executive Officer from such date until July 1, 1997. Mr. Levy is a director and officer of each of the Company's subsidiaries. He was appointed a director of the Company in October 1992 and became a consultant to the Company in 1994 until being hired as Chief Executive Officer in March 1995. Mr. Levy has been engaged in the toy business for over 35 years, having been a founder and principal officer of Gabriel Industries, Inc., a diversified toy manufacturer. For more than five years prior to his engagement as a consultant to the Company, Mr. Levy was a private investor.

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

         Robert Pagano was appointed Vice President--Marketing and Product Planning of the Company in February 1996. From May 1994 through December 1995, Mr. Pagano was the Vice President for Research and Development at Toy Biz, Inc. Prior to that time, starting in November 1991 through May 1994, Mr. Pagano was Vice President--Marketing of the Joint Venture and then of the Company.

         Jerry Carroll was appointed Vice President--Domestic Manufacturing Operations of the Company in September 1997. From 1994 through 1997, Mr. Carroll was the Vice President - Operations of Empire Industries, Inc., a manufacturer and distributor of toys. From 1991 through 1994, Mr. Carroll was Vice President-Operations of Marchon, Inc., a manufacturer and distributor of toys.

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

         The Company leases a showroom in the Toy Center Building at 200 Fifth Avenue, New York, New York, consisting of approximately 3,200 square feet under a lease expiring in April 2008. The showroom is adequate for the Company's purposes for the foreseeable future and has sufficient capacity to accommodate growth in the Company's product line.

         The Company leases approximately 3,400 square feet of office space in Hong Kong under a lease expiring in April 1999. The Company expects to remain in this space after expiration of the lease, however it is evaluating alternative office space in Hong Kong. The Company believes that its current facility or available equivalent facilities will be adequate for the Company's purposes for the foreseeable future.

         The Company's Celt subsidiary owns an approximately 31,000 square foot manufacturing facility on 8 acres of land in Brockport, New York. The Company manufactures its foam balls and related products in that facility. The Company believes that the facility is suitable for the products manufactured directly by the Company. The facility is subject to a mortgage which secures the Company's obligation to its factor, Milberg Factors, Inc. The Company leases warehouse space near the manufacturing facility in upstate New York primarily for Celt manufactured products.

         The Company utilizes public warehouse facilities in Washington primarily for products imported from the Far East.

         The Company's operations relating to wooden playtables is based at a contractor's facility in Arkansas City, Kansas. The Company intends to move its Table Toys assembly operations from Arkansas City, Kansas to its Celt facility in April 1999.

ITEM 3 - LEGAL PROCEEDINGS

1. On September 25, 1997, an administrative law judge of the Federal Trade Commission determined that Toys "R" Us, Inc. had violated the antitrust laws by entering into arrangements with various toy manufacturers whereby the toy manufacturers would restrict their business with warehouse clubs.

         Following announcement of the administrative law judge's decision, a series of private class actions seeking treble damages, expenses and attorneys' fees were filed in various federal courts on behalf of consumers who purchased toys from Toys "R" Us from 1989 to the present which the defendant manufacturers including the Company had allegedly agreed not to sell to other retailers. The Company has been named as a defendant in the consolidated class action complaint in an action entitled In re Toys "R" Us Inc. Antitrust Litigation, (97 Civ.
5750) which is pending in the United States District Court for the Eastern District of New York and in complaints in the coordinated proceedings entitled In re Toys "R" Us Inc. Antitrust Litigation, Coordinated Proceedings, (J.C.C.P. No. 3270), which is pending in the Superior Court of California, Alameda County. The complaints allege, generally, a conspiracy among Toys "R" Us and the defendant toy manufacturers to cut off supplies to the warehouse clubs competing with Toys "R" Us. The other defendants in these actions include Toys "R" Us, Mattel, Fisher-Price, Hasbro, Tyco Toys, The Little Tikes Company, Rubbermaid Corporation, Today's Kids, Binney & Smith, Lego Systems, Sega of America, Tiger Electronics, and Huffy Corporation. Several of these other defendants have entered into settlement agreements with the plaintiffs in these actions. The Company does not believe that it participated in any conspiracy or otherwise violated the antitrust laws.

2. The Company received approximately 1,000 complaints concerning its Micro-Bake for Kids(TM) (the "Micro-Bake") product, all of which have been paid or accrued for as of December 31, 1998. The Company discontinued selling this product in 1995. Virtually all of the complaints assert damage to the Micro-Bake product and many complaints assert damage to the consumer's microwave oven. The Company has product liability insurance related to this matter. The Company is expected to be responsible for approximately 50% of such claims and the insurance company is expected to pay the balance.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

Market Information

         The Company's common stock, par value $.01 per share ("Common Stock";
Symbol: JUST), was traded on the Nasdaq National Market from the Company's initial public offering on October 1, 1992 through October 29, 1998. On October 29, 1998, the Common Stock was delisted from the Nasdaq Stock Market and is now quoted in the National Quotation Bureau's "Pink Sheets" under the symbol "JUST". The high and low sale prices for the Common Stock as reported by the Nasdaq National Market from January 1, 1997 through October 29, 1998 and the high and low bid prices as reported National Quotations Bureau from October 30, 1998 through December 31, 1998 are as follows:


 Calendar Year                                       High               Low
---------------                                  ------------       ------------

     1997
                  First Quarter                      $3.375           $2.500
                  Second Quarter                      3.125            2.438
                  Third Quarter                       3.375            2.375
                  Fourth Quarter                      2.813            1.500

     1998
                  First Quarter                      $2.625           $1.500
                  Second Quarter                      2.875            1.688
                  Third Quarter                       2.000            0.656
                  Fourth Quarter                      1.125            0.688
                    (through October 29)
                  Fourth Quarter                      0.750            0.250
                    (October 30 through
                    December 31)

         Effective February 23, 1998, new continued listing standards were adopted for securities trading on the Nasdaq National Market. The Company's Common Stock is not in compliance with two of the new requirements, specifically maintenance of (i) a one dollar per share closing bid price and (ii) a $5,000,000 market value of public float. The Company presented a plan to a Nasdaq Listing Qualifications Panel which provides for the taking of action designed to achieve compliance with the $1.00 per share minimum bid price requirement allowing the Company's Common Stock to be included on The Nasdaq SmallCap Market under its continued listing criteria. The plan includes the one-for-two reverse stock split of the Company's common stock which was approved by the Company's stockholders on September 1, 1998 and implemented on September 4, 1998. After the close of business on October 29, 1998, the Company was notified of the Panel's determination that the plan did not enable the common stock to comply and sustain the requirements for continued listing on the Nasdaq National Market. The Panel also determined that the common stock's bid price did not satisfy the requirements for listing on The Nasdaq SmallCap Market. The Panel further determined to delist the common stock from the Nasdaq Stock Market effective October 29, 1998. The

Company has requested that the Nasdaq Review Counsel review the Panel's decision. There can be no assurance that the Review Counsel will change the Panel's determinations.

Dividends and Distributions

         Pursuant to the Company's Certificate of Incorporation, the Company's Board of Directors has authorized 150,000 shares of non-voting Series A Convertible Redeemable Preferred Stock, par value $1.00 per share ("Series A Stock") and 650,000 shares of non-voting Series B Convertible Redeemable Preferred Stock, par value $1.00 per share ("Series B Stock"). The Series A Stock and Series B Stock rank senior to the Common Stock with respect to dividends. The Series A Stock and Series B Stock have cumulative dividends of $.06 per share and $.25375 per share, respectively, per annum, payable quarterly. Such dividends are payable in cash or additional stock at the Company's election. During 1998, all dividends paid by the Company on the Series A Stock and Series B Stock were in cash. As long as any shares of either the Series A Stock or Series B Stock are outstanding, no cash dividends will be paid on the Common Stock unless, at the time, all accrued and unpaid dividends and applicable sinking fund obligations have been paid or provided for. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Reverse Stock Split

         On September 4, 1998 (the "Effective Date"), the Company amended its certificate of incorporation to effect a one-for-two reverse stock split of its Common Stock which was approved by the Company's stockholders on September 1, 1998. On the Effective Date, the number of shares of Common Stock held by each stockholder were deemed to represent one-half of the number of shares of Common Stock owned immediately prior to the reverse stock split with fractional shares rounded to the next highest whole share. The number of shares and exercise price of the Company's outstanding warrants and options for future issuance of Common Stock were proportionately adjusted in accordance with their terms to reflect the reverse stock split. The reverse stock split also resulted in the conversion price of the Series A Stock and the conversion price and the number of shares of Common Stock issuable upon conversion of the Series B Stock being proportionately adjusted as provided in each such security's Certificate of Designations, Preferences and Rights.

Series A Stock

         In December 1998, all of the 120,000 outstanding shares of Series A Stock were converted into 30,000 shares of Common Stock.

Series B Stock

         On April 9, 1998, the Company offered to pay and exchange $0.5075 in cash and one-half of one share of the Company's Common Stock (as adjusted for the one-for-two reverse stock split) for each share of Series B Stock (the "Exchange Offer"). The holders of 239,016 shares of Series B Stock, net of certain adjustments, accepted the Exchange Offer and the Company paid $122,770 in cash and issued 119,508 shares of Common Stock in exchange for the 239,016 shares of Series B Stock. The market value of the Common Stock and carrying value of the Series B Stock on the date of exchange amounted to $226,389 and $487,037, respectively. The total consideration paid by the Company was less than the carrying value of the Series B Stock by $137,878, and has been accounted for as a gain on conversion of the Series B Stock.

         As of December 31, 1998, the Company sold its Flexitoys construction block product line to the product's original founder. The Company received approximately 146,000 shares of its Series B Stock as consideration for inventory, fixed assets and intellectual property associated with the Flexitoys product line.

         Common Stock Warrant

         On August 31, 1998, the Company issued a five-year warrant to its investment banker to purchase up to 250,000 shares of Common Stock with an exercise price of $2.00 per share. The warrant is exercisable with respect to 50,000 shares of Common Stock. The warrant becomes exercisable with respect to the remaining 200,000 shares of Common Stock only after the consummation of certain acquisition transactions by the Company. The number of such shares subject to exercise is determined by a formula based upon the net sales of the business or product line acquired by the Company.

Number of Stockholders

         As of March 26, 1999, there were approximately 200 holders of record of the Common Stock. The Company has approximately 1,750 beneficial stockholders of the Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data at and for the periods presented. This information should be read in conjunction with the Company's Financial Statements and related Notes.

                                                                            Years Ended December 31,
                                                            -------------------------------------------------------
                                                             1998        1997       1996        1995        1994
                                                             ----        ----       ----        ----        ----
                                                                    (in thousands, except per share amounts)
  Income Statement Data:
    Net sales                                               $19,347    $23,259     $22,056     $19,588   $  23,875
    Cost of goods sold                                       11,756     14,505      13,569      13,339      22,996
                                                            -------    -------     -------     -------   ---------
    Gross profit                                              7,591      8,754       8,487       6,249         879
                                                            -------    -------     -------     -------   ---------
    Expenses:
    Merchandising, selling, warehousing and distribution      3,782      3,500       3,575       5,941       9,508
    Royalties                                                   884      1,009         710       1,868       3,081
    General and administrative                                3,251      3,571       3,762       4,506       3,779
                                                            --------   -------     -------     -------   ---------
    Operating (loss) income                                    (326)       674         440      (6,066)    (15,489)
    Interest (expense) income, net                             (576)      (615)       (533)       (216)        182
    Gain (writedown) related to investment in
      Hong Kong property                                         --         --         198      (1,578)         --
    Settlement of arbitration and related legal expenses         --         --          --        (910)         --
    Other income (expense)                                       --          7          50         (17)       (214)
    Provision for income taxes                                   --         --          --          --        (275)
                                                            -------    -------     -------     -------   ---------
    Income (loss) before change in accounting principle
      and preferred stock dividends and accretion              (902)        66         155      (8,787)    (15,796)
    Cumulative effect of change in accounting principle          --         --          --          --          75
    Preferred stock dividends and accretion                    (153)      (215)       (109)         --          --
    Gain on conversion of Series B Stock                        138         --          --          --          --
                                                            -------    -------     -------     -------   ---------
    Net (loss) income attributable to common
      stockholders                                          $  (917)   $  (149)    $    46     $(8,787)  $( 15,721)
                                                            =======    =======     =======     =======   =========
    Basic (loss) earnings per common share:

    Before cumulative effect of change in accounting
      principle                                             $  (.43)   $  (.07)    $   .02     $ (4.23)  $   (7.62)
    Cumulative effect of change in accounting principle          --         --          --          --         .04
                                                            -------    -------     -------     -------   ----------
    Basic (loss) earnings per share attributable to
      common stockholders                                   $  (.43)   $  (.07)    $   .02     $ (4.23)  $   (7.58)
                                                            =======    =======     =======     =======   =========
  Balance Sheet Data:

    Working capital                                         $ 2,164    $ 3,025     $ 2,742     $ 2,273   $   8,948
    Total assets                                              8,603      9,728       9,986      11,823      23,040
    Short-term debt                                             309         --          --         360         316
    Long-term debt                                               --         --          --       1,886       2,246
    Stockholders' equity                                      5,262      5,959       6,053       6,008      14,594

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company reported a net loss before preferred stock dividends and accretion of approximately $902,000 for the year ended December 31, 1998, compared to a profit of approximately $66,000 in the prior year. The net loss in 1998 was primarily attributable to a reduction in the Company's net sales to $19,347,000 in 1998 from $23,259,000 in 1997.

         As of December 31, 1998, the Company sold its Flexitoys construction block product line to the product's original founder. The Company received approximately 146,000 shares of its Series B Stock as consideration for inventory, fixed assets and intellectual property associated with the Flexitoys product line. The Company acquired this specialty product line in the Table Toys acquisition in 1996. The Flexitoys product line's sales were not material to the Company's overall operations.

         The following table sets forth the percentage of net sales for the periods indicated and percentage changes from period to period of certain income and expense items included in "Selected Financial Data".


                                                                      Percentage of Net Sales          Period to Period
                                                                      Year Ended December 31,         Percentage Changes
                                                               ------------------------------------------------------------
                                                                                                       1998        1997
                                                                                                        vs          vs
                                                                  1998         1997         1996       1997        1996
                                                               ------------------------------------------------------------
Net sales.............................................           100.0%       100.0%       100.0%    (16.8%)        5.5%
Cost of goods sold....................................            60.8         62.4         61.5     (19.0)         6.9
Gross profit..........................................            39.2         37.6         38.5     (13.3)         3.1
Merchandising, selling, warehousing and
  distribution expenses...............................            19.5         15.0         16.2       8.1         (2.1)
Royalties.............................................             4.6          4.3          3.2     (12.3)        42.2
General and administrative expenses...................            16.8         15.4         17.1      (9.0)        (5.1)
Operating (loss) income ..............................            (1.7)         2.9          2.0    (148.4)        53.2


Results of Operations

         Year Ended December 31, 1998 and 1997

         Net Sales

         Net sales for 1998 decreased 16.8% to $19,347,000 from $23,259,000 in
1997. The decrease in sales was due primarily to (a) the significant reduction in inventories at a number of the Company's larger customers during 1998, (b) the discontinuation in 1997 of the Company's unprofitable product lines, and (c) a weak toy market in 1998 especially for traditional toys.

         Gross Profit

         Gross profit as a percentage of net sales increased to 39.2% in 1998 compared to 37.6% in 1997. This increase resulted primarily from the Company's efforts to market products with a higher gross profit which include its selective discontinuance of products the Company believes will not achieve an acceptable return on investment. Gross profit decreased 13.3% to $7,591,000 in 1998 from $8,754,000 in 1997 as a result of the decease in sales.

         The Company's net sales and gross margin, as a percentage of net sales, is to some extent dependent on its mix of business during a given time period. Variables include such factors as whether merchandise is shipped from a domestic warehouse or directly from the Far East, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         Merchandising, Selling, Warehousing and Distribution Expenses

         Merchandising, selling, warehousing and distribution expense increased 8.1% to $3,782,000 for 1998 from $3,500,000 in 1997. During 1997, the Company significantly increased its investment in the development, design and packaging of products to be introduced in 1998. The amortization of such amounts resulted in an increase in merchandising expense in 1998. The increase in this expense was partially offset by a decline in sales commissions as a result of the decrease in sales.

         Royalties

         Royalty expense increased as a percentage of net sales to 4.6% in 1998 from 4.3% in 1997 primarily due to an increase in net sales of products subject to royalties, which are a result of the Company's investment in new products.

         General and Administrative Expenses

         General and administrative expenses decreased 9.0% to $3,251,000 for 1998 from $3,571,000 in 1997. The Company implemented certain cost control measures which reduced these expenses in 1997 and 1998.


         Operating Profit (Loss)

         The Company had an operating loss of $326,000 in 1998 compared with an operating profit of $674,000 in 1997. This difference is primarily attributable to the decrease in sales and the resulting decrease in gross profit.

         Interest Expense

         Interest expense decreased to $590,000 in 1998 as compared to $623,000 in 1997. This change was due primarily to decreased borrowings from Milberg Factors, Inc. ("Milberg") during the year as a result of lower sales and inventory levels in 1998.

         Net Income (Loss)

         The Company had net loss of $902,000 in 1998 as compared with net income of $66,000 in 1997. This difference is primarily attributable to the decrease in sales and the resulting decrease in gross profit.

         Basic Loss Per Share Attributable to Common Stockholders

         In 1998 and 1997, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock issued in 1996 to its redemption value as expenses in computing net income attributable to common stockholders.

         On April 9, 1998, the Company offered to pay and exchange $.5075 in cash and one-half of one share of the Company's Common Stock (as adjusted for the reverse stock split) for each share of Series B Stock. The holders of 239,016 shares of Series B Stock accepted this offer. The total consideration paid by the Company was less than the carrying value of the Series B Stock exchanged and $138,000 has been accounted for as a gain on conversion of the Series B Stock.

         Basic loss per share attributable to common stockholders for 1998 totaled $.43 per share compared to a basic loss per share attributable to common stockholders of $.07 per share in 1997 based upon 2,157,000 and 2,079,000 weighted average shares outstanding during 1998 and 1997, respectively.

         Results of Operations

         Year Ended December 31, 1997 and 1996

         Net Sales

         Net sales for 1997 increased 5.5% to $23,259,000 from $22,056,000 in
1996 primarily due to increased sales of the Company's doll carriage and stroller line.

         Gross Profit

         Gross profit increased 3.1% to $8,754,000 in 1997 from $8,487,000 in 1996. Gross profit as a percentage of net sales was 37.6% for 1997 compared to 38.5% for 1996. As part of the Company's business plan to improve its operations, the Company selectively discontinued those products it believes will not achieve an acceptable return on investment. During 1997, the Company sold, at approximately its carrying costs, the then existing inventory in a selected number of product lines that will no longer be carried. The reduction in the gross profit margin in 1997 from the comparable period in 1996 was partially attributable to these transactions.

         The Company's net sales and gross margin, as a percentage of net sales, is to some extent dependent on its mix of business during a given time period. Variables include such factors as whether merchandise is shipped from a domestic warehouse or directly from the Far East, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         Merchandising, Selling, Warehousing and Distribution Expenses

         Merchandising, selling, warehousing and distribution expense decreased 2.1% to $3,500,000 for 1997 from $3,575,000 in 1996. This change was partly due to decreased warehousing expenses during 1997.

         During 1997, the Company significantly increased its investment in the development, design and packaging of products to be introduced in 1998. The amortization of such amounts resulted in an increase in merchandising expense in 1998.

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

         Basic loss per share attributable to common stockholders for 1997 totaled $.07 per share compared to a basic earnings per share attributable to common stockholders of $.02 per share in 1996 based upon 2,079,000 and 2,075,000 weighted average shares outstanding during 1997 and 1996, respectively.

Other Information

         During the past several years, the Company has experienced a shift in its revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company expects that this trend will continue due to industry changes and changes in the Company's product mix. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. The Company's unshipped orders were approximately $921,000 at December 31, 1998 compared to $1,193,000 at December 31, 1997.

Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources in 1998 and 1997 were funds provided from operations and its Milberg credit facility. At December 31, 1998, working capital was $2,164,000 compared to approximately $3,025,000 at December 31, 1997.

         Inventory levels were $1,002,000 lower at December 31, 1998 compared with December 31, 1997 as a result of (a) the implementation of new inventory control systems, (b) the Company selectively discontinuing products it believes will not achieve an acceptable return on investment in the future and (c) the sale of the Flexitoys product line.

         Cash provided by operating activities in 1998 was $462,000 as compared with $788,000 in 1997. The decrease in cash provided by operations was a result of the decrease in sales and the resulting decrease in gross profit in 1998 which was partially offset by the decline in inventory levels in 1998.

         Cash used in investing activities was $501,000 and $612,000 for the years ended 1998 and 1997, respectively, which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products.

         Cash provided by (used in) financing activities was $92,000 and ($115,000) in 1998 and 1997, respectively. Funds borrowed from the Company's factor were used to reduce the amount of the Series B Stock outstanding pursuant to the Exchange Offer (as defined below) and to finance the operations of the business.

         The Company's factoring agreement with Milberg provides for advances equal to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is 0.65% of receivables. Advances bear interest at the rate of prime plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the book value of the Company's inventory located in the United States. Such advances will also bear interest at the rate of prime plus one percent. Additionally, the factoring arrangement with Milberg is secured by a mortgage on the real property owned by the Company's manufacturing subsidiary.

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

         The Company installed a Y2K compliant MIS system at its headquarters in early 1997 and at its Hong Kong subsidiaries in late 1998. Initial testing has confirmed such systems' Y2K compliance and the Company plans further testing throughout the Y2K project. The MIS systems at the Company's United States manufacturing subsidiary is not currently Y2K compliant. The Company is in the process of upgrading, replacing and testing the manufacturing subsidiary's MIS systems. The Company estimates that the upgrading, replacing and testing such systems will cost approximately $25,000 which will be funded from cash flow from operations. There is no assurance at this time that software upgrades or replacements will resolve all of the Company's MIS Y2K issues.

         The Company has installed and successfully tested Y2K compliant EDI software. The Company is communicating with its customers, contractors and suppliers to evaluate their EDI Y2K compliance. The Company believes that over the upcoming months its major customers will continue to test their EDI systems for internal, intermediary and supplier Y2K compliance. The Company would be unable to receive and invoice orders from a customer through EDI if the customer or its EDI intermediaries are not Y2K compliant. Although the Company does not transmit electronic orders to its contractors and suppliers, delays or non-delivery of goods to the Company could arise from Y2K Issues affecting their businesses.

         The Company's initial tests have confirmed that the Company's local area network operating system is Y2K compliant. The Company intends to upgrade or replace any manufacturing operations software or other personal computer based software found not to be Y2K compliant. The Company also intends to replace personal computers found not to be Y2K compliant. The Company expects the software upgrades and replacements and personal computer replacements to be completed by June 1999 at an estimated cost of approximately $25,000.

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

         The Company estimates that the total cost of Y2K compliance will be approximately $125,000. To date, the cost to the Company of Y2K compliance has been approximately $75,000.

         The cost of Y2K compliance and the referenced completion dates are based on management's best estimates and may be updated as additional information becomes available. Reference is made to the first paragraph of Part I of this report, which addresses forward-looking statements made by the Company.

Inflation

         The Company does not believe that the relatively moderate rates of inflation in recent years have had a significant effect on its net sales or profitability.

Seasonality

         The toy industry is typically seasonal in nature due to the heavy demand for toy products during the Christmas season. During the past several years, the Company has experienced a shift in its revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company expects that this trend will continue due to industry changes and due to changes in the Company's product mix. This concentration increases the risk of
(a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules.

Backlog

         Total order backlog at December 31, 1998 and 1997 was approximately $921,000 and $1,193,000, respectively. The Company expects substantially all of its current backlog to be filled during 1999. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

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

     Name                Age                     Principal Occupation                      Director Since
     ----                ---           -----------------------------------------           --------------
Roger Gimbel             68            Vice Chairman of the Board of Directors;
                                       Chairman of Worldwide Dreams LLC                         1992

Charmaine Jefferson      45            Director of the Company; Attorney;
                                       Director, Entertainment Development for
                                       the Disneyland Resort                                    1995

Howard Kaufman           72            Director of the Company; private investor                1992

Morton J. Levy           77            Chairman of the Board of Directors                       1992

Irwin Naitove            81            Director of the Company; private investor                1995

Donald D. Shack          70            Director of the Company; shareholder and
                                       director of the law firm Shack & Siegel, P.C.            1992

Barry Shapiro            56            Director, President and Chief Executive
                                       Officer of the Company                                   1995

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

         Charmaine Jefferson was appointed a director of the Company in July 1995. Ms. Jefferson is an attorney and is the Director, Entertainment Development for the Disneyland Resort. Ms. Jefferson is also President of Kelan Resources, a non-profit arts management consulting firm. From April 1996 to November 1997, Ms. Jefferson served as Vice President - Business Affairs for de Passe Entertainment, Inc. and from November 1997 to June 1998 Ms. Jefferson served as the Business Affairs Consultant of such company. From August 1992 to June 1995, Ms. Jefferson was employed as the Executive Director of the Dance Theatre of Harlem, Inc. From 1988 through August 1992, Ms. Jefferson was Deputy and Acting Commissioner for the New York City Department of Cultural Affairs.

         Howard Kaufman was appointed a director of the Company in October 1992. Mr. Kaufman has been engaged in the toy business for approximately 34 years, having been a founder and principal officer of KayBee Stores. For more than the past five years, Mr. Kaufman has been a private investor. Mr. Kaufman is also a director of Berkshire Life Insurance Company.

         Morton J. Levy was appointed the Company's Chairman on March 30, 1995 and also served as the Chief Executive Officer from such date until July 1, 1997. Mr. Levy is a director and officer of each of the Company's subsidiaries. He was appointed a director of the Company in October 1992 and became a consultant to the Company in 1994 until being hired as Chief Executive Officer in March 1995. Mr. Levy has been engaged in the toy business for over 35 years, having been a founder and principal officer of Gabriel Industries, Inc., a diversified toy manufacturer. For more than five years prior to his engagement as a consultant to the Company, Mr. Levy was a private investor.

         Irwin Naitove was appointed a director of the Company in May 1995. Mr. Naitove has been in corporate finance for the past 45 years. For more than the past five years, Mr. Naitove has been a private investor.

         Donald D. Shack was appointed a director of the Company in August 1992. Mr. Shack is an attorney and, since April 1993, has been a shareholder and director of the law firm of Shack & Siegel, P.C., general counsel to the Company. From January 1990 through March 1993, Mr. Shack was a member of the law firm of Whitman & Ransom which served as general counsel to the Company during that period. Mr. Shack is also a director of the following publicly-held companies: Andover Togs, Inc., Ark Restaurants Corp. and International Citrus Corporation.

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

         Based solely on the Company's review of the copies of such forms it has received and written representations that no Form 5 is required to be filed, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1998.

ITEM 11 - EXECUTIVE COMPENSATION

         The Summary Compensation Table below sets forth certain information concerning compensation paid or accrued in 1998 to the Chief Executive Officer of the Company and the four executive officers whose total salary and bonus in 1998 exceeded $100,000.


                           Summary Compensation Table

                                                                                    Long-Term
                                                                                   Compensation
                                                     Annual Compensation         ----------------
                                                 ----------------------------        Options              All Other
    Name and Principal Position        Year      Salary ($)     Bonus ($)(1)       Awarded (#)         Compensation ($)
-----------------------------------   -------    ----------    --------------    ----------------    --------------------
Barry Shapiro(2)                       1998         250,000             -                   -                    -
  President and Chief                  1997         237,197             -              50,000                    -
  Executive Officer                    1996         217,778         7,750              15,000                    -



David Schwartz(3)(5)                   1998         135,000             -                   -                    -
  Chief Financial Officer and          1997         130,000             -               5,000                    -
  Treasurer                            1996          17,395           500               7,500                    -



Robert Pagano(3)                       1998         146,000             -                   -                    -
  Vice President - Marketing and       1997         139,808             -                   -                    -
  Product Planning                     1996         142,850         2,000              10,000                    -



Larry Scott (4)(5)                     1998         145,000             -                   -                    -
  Vice President - Sales               1997         138,384             -               7,500               34,039(6)

Jerry Carroll(4)(5)                    1998         130,000             -                   -                    -
  Vice President - Domestic            1997          47,500             -               5,000               30,000(6)
  Manufacturing Operations


-------------------

(1) Represents bonuses paid in 1997 relating to the 1996 fiscal year.
(2) Mr. Shapiro was appointed an executive officer of the Company at the end of 1994. Mr. Shapiro was appointed Chief Executive Officer of the Company in July 1997.
(3) Mr. Schwartz and Mr. Pagano were appointed executive officers of the Company in 1996.
(4) Mr. Scott and Mr. Carroll were appointed executive officers of the Company in 1997.
(5) Mr. Schwartz started with the Company in November 1996. Mr. Scott started with the Company in January 1997. Mr. Carroll started with the Company in August 1997.
(6) Represents amounts paid to Mr. Scott and Mr. Carroll for relocation expenses and related matters.

         No options to purchase Common Stock were granted in fiscal year 1998 to the executive officers named in the Summary Compensation Table above.

         The following table details the value on December 31, 1998 of options to purchase Common Stock held by the executive officers named in the Summary Compensation Table above.

                          Fiscal Year End Option Values

                                   Number of Unexercised Options at             Value of Unexercised in-the-Money
                                          December 31, 1998                      Options at December 31, 1998(1)
                             --------------------------------------        -----------------------------------------
     Name                      Exercisable(#)      Unexercisable(#)           Exercisable($)       Unexercisable($)
    ------                   -----------------    -----------------        -------------------    ------------------
Barry Shapiro                    22,700                 68,050                      --                      --
David Schwartz                    4,000                  8,500                      --                      --
Robert Pagano                     4,000                  6,000                      --                      --
Larry Scott                       1,500                  6,000                      --                      --
Jerry Carroll                     1,000                  4,000                      --                      --

--------------
(1) Based on the mean between the bid and asked price of the Common Stock of $.39 per share as reflected in the over-the-counter market on December 31, 1998.

Compensation Arrangements

         The Company has an employee bonus pool based on the Company's profits. In 1998, the pool consisted of 20% of the first $1,000,000 of pre-tax earnings after preferred stock dividends and accretion, 15% of the next $1,000,000 of pre-tax earnings and 10% of all such pre-tax earnings over $2,000,000. No bonuses were earned for 1998.

         On July 1, 1997, Mr. Shapiro entered into an employment agreement with the Company in connection with his appointment as Chief Executive Officer. The agreement provides for Mr. Shapiro to be paid $250,000 per year and to participate in the company wide bonus pool. Mr. Shapiro was also granted an option to purchase 50,000 shares of Common Stock at an exercise price of $3.00 per share. The option is exercisable by Mr. Shapiro in installments of 12,500 shares when the price of the Common Stock reaches the following stock prices for a minimum of 30 consecutive trading days: $6.00; $8.00; $10.00; and $12.00. Within one year after a change in control (as defined in the agreement) of the Company, if Mr. Shapiro's employment with the Company is terminated without cause or if Mr. Shapiro voluntarily elects to terminate his employment with the Company, the Company will (i) pay Mr. Shapiro a lump sum amount equal to 12 months of his base salary in effect at the time of the change in control, (ii) provide Mr. Shapiro with medical, insurance and other benefits for 12 months after termination and (iii) provide Mr. Shapiro use of an office and secretarial assistance for six months after termination. If Mr. Shapiro or the Company elect to terminate Mr. Shapiro's employment within one year following a change in control, at the Company's request Mr. Shapiro will continue to be employed by the Company at his then current salary and benefits for up to six months. However, Mr. Shapiro is under no obligation to continue his employment if he has elected to terminate his employment because (i) his position as Chief Executive Officer or duties, performance requirements or working conditions with respect thereto have been changed, (ii) he ceases to serve as a member of the Board of Directors, (iii) his base salary in effect prior to the change in control is reduced or (iv) he is required to relocate.

         Through August 1998, all non-officer directors of the Company who do not receive compensation from the Company were entitled to receive a fee of $10,000 per year and options to purchase 2,500 shares of Common Stock at the market price of the Common Stock on the anniversary of their election as a member of the Board of Directors. On September 1, 1998, the Board of Directors reduced the annual fee paid to such non-officer directors to $5,000 and increased the annual option grant to 5,000 shares of Common Stock.

ITEM 12 - SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information at March 26, 1999, as to shares of Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) the Company's directors, the Chief Executive Officer and the other four executive officers identified in the Summary Compensation Table above and (iii) the directors and officers of the Company as a group.


                Name and Address of                       Amount and Nature of               Percent of
                  Beneficial Owner                      Beneficial Ownership (1)               Class
                 ------------------                     ------------------------              ------
Roger Gimbel .......................................            213,116(2)                      9.5%
  350 Fifth Avenue
  New York, New York  10118

Morton J. Levy......................................            166,198(3)                      7.1%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522

G. Gimbel\M. Meyers Voting Trust ...................            149,842(4)                      6.7%
  c/o Shack & Siegel, P.C.
  530 Fifth Avenue
  New York, New York  10036

Barry Shapiro ......................................             37,183(5)                      1.6%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522

Donald D. Shack.....................................             14,000(6)                  Less than 1%
  530 Fifth Avenue
  New York, New York  10036

David Schwartz......................................              7,750(7)                  Less than 1%
  20 Livingstone Avenue
  Dobbs Ferry, New York 10522

Howard Kaufman......................................              5,500(8)                  Less than 1%
  Bishops Estate
  Lenox, Massachusetts 01290

Robert Pagano.......................................              5,000(9)                  Less than 1%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522



                Name and Address of                       Amount and Nature of               Percent of
                  Beneficial Owner                      Beneficial Ownership (1)               Class
                 ------------------                     ------------------------              ------
Charmaine Jefferson ................................              3,000(10)                 Less than 1%
  2003 Victoria Avenue
  Los Angeles, California 90016

Irwin Naitove.......................................              3,000(10)                 Less than 1%
  RR1
  Box 630
  Mount Holly, Vermont  05758

Larry Scott.........................................              3,000(10)                 Less than 1%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522

Jerry Carroll.......................................              1,000(11)                 Less than 1%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522

All directors and executive officers as                         461,747(12)                    19.2%
  a group (twelve persons)..........................

---------------
(1) Except as otherwise indicated in the following footnotes, the persons listed in the table own of record the shares of Common Stock opposite their name and have sole voting and investment power with respect to such shares of Common Stock.

(2) Includes 13 shares of Common Stock owned by the Voting Trust listed below and 8,500 shares issuable upon exercise of currently exercisable stock options granted under the Company's 1992 Incentive and Non-Qualified Stock Option Plan (the"Plan").

(3) Includes 750 shares owned by Mr. Levy as custodian for his grandson under the Uniform Gifts to Minors Act and 42,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan and 50,000 shares issuable upon exercise of a separate currently exercisable stock option.

(4) Based upon information set forth in Schedule 13D filed by Geoffrey Gimbel and Murray Meyers as Trustees under Voting Trust dated as of October 7, 1997 by and between Geoffrey Gimbel, Roger Gimbel, Bradley Meyers, Gary Meyers, Lawrence Meyers, Murray Meyers and Susan Schulman (the "Voting Trust") on or about February 11, 1998. Geoffrey Gimbel as Trustee has sole voting power over 99,895 shares and Murray Meyers as Trustee has sole voting power over 49,947 shares.

(5) Includes 23,850 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(6) Includes 9,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(7) Includes 4,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(8) Includes 5,500 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(9) Includes 5,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(10) Includes 3,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(11) Includes 1,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(12) Includes 160,850 shares issuable upon exercise of currently exercisable stock options.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1998, Morton J. Levy, the Company's Chairman of the Board, was paid a consulting fee of $75,000 pursuant to a December 1996 agreement with the Company.

         Donald D. Shack, a director of the Company, is a shareholder and director of Shack & Siegel, P.C., general counsel to the Company.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)(1)   Financial Statements:                                      Page
                                                                    ----
         Index to Financial Statements                              F- 1

         Report of Independent Auditors                             F- 2

         Consolidated Balance Sheets -
         December 31, 1998 and 1997                                 F- 3

         Consolidated Statements of Operations -
         For each of the years ended
         December 31, 1998, 1997 and 1996                           F- 4

         Consolidated Statements of Changes in
         Stockholders' Equity -- For each of the
         years ended December 31, 1998, 1997 and 1996               F- 5

         Consolidated Statements of Cash Flows --
         For each of the years ended
         December 31, 1998, 1997 and 1996                           F- 6

         Notes to Consolidated Financial Statements                 F- 7

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

         3.3 Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock (included in
                  Exhibit 4.1 hereof).

         3.4 Certificate of Designations, Preferences and Rights of the Series B Convertible Redeemable Preferred Stock (included in
                  Exhibit 4.2 hereof).

         3.5      Amended and Restated By-laws incorporated by reference to
                  Exhibit 3.4 to the 1996 3rd Quarter 10-Q.

         3.6 Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 15, 1998 (the "1998 3rd Quarter 10-Q").

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

         4.6 Warrant agreement, dated as of August 31, 1998, between the Company and Gerard Klauer Mattison & Co., Inc., incorporated by reference to Exhibit 4.4 of the 1998 3rd Quarter 10-Q.

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

         10.9 Warrant Agreement dated as of January 1, 1996 between Just Toys, Inc. and Patricof & Co. Capital Corp., incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10- K with respect to the year ended December 31, 1996 (the "1995 10-K").

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

         10.12 Amendment dated April 12, 1996 to the Asset Purchase Agreement, incorporated by reference to Exhibit 2.2 of the July 1996 Form 8-K.

         10.13 Second Amendment dated April 15, 1996 to the Asset Purchase Agreement, incorporate by reference to Exhibit 2.3 of the July 1996 Form 8-K.

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

         10.19 Lease, dated December 16, 1997 between the Company and Akzo Nobel Chemicals, Inc. incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 1998.

         10.20 Engagement letter, dated August 31, 1998, between the Company and Gerard Klauer Mattison & Co., Inc., incorporated by reference to Exhibit 10.1 of the 1998 3rd Quarter 10-Q.

         21       Subsidiaries of the Company incorporated by reference to
                  Exhibit 10.21 of the 1995 10-K.

         *23      Consent of Ernst & Young LLP

         *27      Financial Data Schedule

--------------------------

         *        Filed herewith

         (b)  Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dobbs Ferry, State of New York, on the 31st day of March, 1999.

                                                     JUST TOYS, INC.



                                                     By: /s/ Barry Shapiro
                                                        ------------------------
                                                         Barry Shapiro
                                                         Chief Executive Officer

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

        Name                                       Title                                     Date
        ----                                       -----                                     ----
/s/ Morton J. Levy                          Chairman of the Board                       March 31, 1999
----------------------------
(Morton J. Levy)

/s/ Barry Shapiro                           President and Chief                         March 31, 1999
----------------------------                Executive Officer,
(Barry Shapiro)                             Director

/s/ David Schwartz                          Chief Financial Officer,                    March 31, 1999
----------------------------                Treasurer and Principal
(David Schwartz)                            Accounting Officer

/s/ Howard Kaufman                          Director                                    March 31, 1999
----------------------------
(Howard Kaufman)

/s/ Roger Gimbel                            Director                                    March 31, 1999
----------------------------
(Roger Gimbel)

/s/ Donald D. Shack                         Director                                    March 31, 1999
----------------------------
(Donald D. Shack)

/s/ Irwin Naitove                           Director                                    March 31, 1999
----------------------------
(Irwin Naitove)

/s/ Charmaine Jefferson                     Director                                    March 31, 1999
----------------------------
(Charmaine Jefferson)




                                    FORM 10-K
                              ITEM 14(A)(1) AND (2)

                        JUST TOYS, INC. AND SUBSIDIARIES



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF JUST TOYS, INC. AND SUBSIDIARIES ARE INCLUDED IN ITEM 8:

                                                                PAGE
                                                               NUMBER
                                                               ------
REPORT OF INDEPENDENT AUDITORS                                   F-2


BALANCE SHEETS AT DECEMBER 31, 1998 AND 1997                     F-3


STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1998, 1997 AND 1996                                 F-4


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996             F-5


STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1998, 1997 AND 1996                                 F-6


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

                         Report of Independent Auditors



We have audited the accompanying consolidated balance sheets of Just Toys, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Just Toys, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                            /s/ERNST & YOUNG LLP



New York, New York
March 12, 1999

                        JUST TOYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                    December 31,
                                                              -----------------------------------
                                                                  1998                    1997
                                                              -----------             -----------
Current assets:
   Cash ...................................................   $   267,292             $   213,789
   Accounts receivable, net of allowances of
     $458,000 and $688,000 (Note 5) .......................       364,791                  97,778
   Inventories (Note 6) ...................................     2,711,685               3,713,981
   Prepaid expenses and other current assets (Note 7) .....     1,871,758               1,750,157
                                                              -----------             -----------
          Total current assets ............................     5,215,526               5,775,705

Property and equipment, at cost, net of accumulated
   depreciation and amortization (Notes 5 and 8) ..........     2,712,369               3,223,172
Goodwill, net of accumulated amortization (Note 3) ........       544,296                 614,836
Other assets ..............................................       131,020                 114,535
                                                              -----------             -----------
          TOTAL ...........................................   $ 8,603,211             $ 9,728,248
                                                              ===========             ===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Due to factor ..........................................   $   308,836             $         -
   Accounts payable .......................................     1,778,177               1,853,246
   Accrued liabilities (Note 10) ..........................       964,964                 897,153
                                                              -----------             -----------
          Total current liabilities .......................     3,051,977               2,750,399

Series B Convertible Redeemable Preferred Stock,
   650,000 shares authorized, 137,183 and 521,854 shares
   issued and outstanding (liquidation value $497,288
   and $1,891,721)(Note 4) ................................       289,405               1,018,990
                                                              -----------             -----------
          Total liabilities ...............................     3,341,382               3,769,389
                                                              -----------             -----------

Commitments and contingencies (Note 11)

Stockholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares
        authorized (Note 4):
        Series A Convertible Redeemable Preferred
        Stock, 150,000 shares authorized, 120,000
        shares issued and outstanding in 1997
        (liquidation value $120,000) ......................             -                 120,000
   Common stock, $.01 par value, 15,000,000 shares
     authorized, 2,238,619 and 2,089,084 issued and
     outstanding ..........................................        22,386                  20,891
   Additional paid-in capital .............................    30,208,779              29,869,934
   Accumulated deficit ....................................   (24,969,336)            (24,051,966)
                                                              -----------             -----------
          Total stockholders' equity ......................     5,261,829               5,958,859
                                                              -----------             -----------

          TOTAL ...........................................   $ 8,603,211             $ 9,728,248
                                                              ===========             ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                              -----------------------------------------------------
                                                  1998                 1997                 1996
                                              -----------          -----------          -----------
Net sales (Note 12) .......................   $19,346,789          $23,259,054          $22,055,784

Cost of goods sold ........................    11,755,755           14,504,663           13,568,684
                                              -----------          -----------          -----------
Gross profit ..............................     7,591,034            8,754,391            8,487,100
                                              -----------          -----------          -----------
Expenses:
   Merchandising, selling,
     warehousing and distribution .........     3,782,159            3,500,068            3,574,716
   Royalties ..............................       884,436            1,009,028              709,656
   General and administrative .............     3,250,596            3,570,950            3,762,413

          Total ...........................     7,917,191            8,080,046            8,046,785

Operating (loss) income ...................      (326,157)             674,345              440,315
Other income (expenses):
   Interest expense .......................      (589,605)            (623,277)            (545,800)
   Interest and dividend income ...........        13,291                7,945               12,927
   Gain related to investment
     in Hong Kong property ................             -                    -              197,503
   Other income ...........................             -                7,551               50,469
                                              -----------          -----------          -----------
Net (loss) income .........................      (902,471)              66,564              155,414

Preferred stock dividends and
   accretion (Note 4) .....................       152,777              215,081              109,512

Gain on conversion of Series B
   Stock (Note 4) .........................       137,878                    -                    -
                                              -----------          -----------          -----------
Net (loss) income attributable to
   common stockholders ....................   $  (917,370)         $  (148,517)         $    45,902
                                              ===========          ===========          ===========
Weighted average common shares
   outstanding ............................     2,157,387            2,078,732             2,075,000
                                              ===========          ===========          ===========
Per share data:

Basic and dilutive (loss) income
   per share attributable to common
   stockholders ...........................   $      (.43)         $      (.07)         $       .02
                                              ===========          ===========          ===========



    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Series A
                                             Preferred Stock                      Common Stock
                                        -------------------------           -----------------------        Additional
                                          Number                              Number                         Paid-in
                                        of Shares         Amount            of Shares        Amount          Capital
                                        ---------        --------           ---------       -------        -----------
Balance - January 1, 1996 ............    120,000        $120,000           2,075,000       $20,750        $29,816,518

Net income
Preferred stock
   dividends and
   accretion (Note 4)
                                        ---------        --------           ---------       -------        -----------
Balance - December 31, 1996 ..........    120,000         120,000           2,075,000        20,750         29,816,518
Conversion of Series B
   Stock to Common Stock                                                        8,195            82             31,127
Sale of Common Stock                                                            5,889            59             22,289
Net income
Preferred stock
   dividends and
   accretion (Note 4)
                                        ---------        --------           ---------       -------        -----------
Balance - December 31, 1997 ..........    120,000         120,000           2,089,084        20,891         29,869,934

Conversion of Series B
   Stock to Common Stock
   and other related matters                                                  119,535         1,195            219,145
Conversion of Series A
   Stock to Common Stock .............   (120,000)       (120,000)             30,000           300            119,700
Net loss
Preferred stock dividends
   and accretion (Note 4)
Gain on conversion of
   Series B Stock (Note 4)
                                        ---------        --------           ---------       -------        -----------
Balance - December 31, 1998 ..........        -0-        $    -0-           2,238,619       $22,386        $30,208,779
                                        =========        ========           =========       =======        ===========



                                         Accumulated
                                           Deficit                Total
                                        ------------           ----------
Balance - January 1, 1996 ............  $(23,949,351)          $6,007,917

Net income                                   155,414              155,414
Preferred stock
   dividends and
   accretion (Note 4)                       (109,512)            (109,512)
                                        ------------           ----------
Balance - December 31, 1996 ..........   (23,903,449)           6,053,819
Conversion of Series B
   Stock to Common Stock                                           31,209
Sale of Common Stock                                               22,348
Net income                                    66,564               66,564
Preferred stock
   dividends and
   accretion (Note 4)                       (215,081)            (215,081)
                                        ------------           ----------
Balance - December 31, 1997 ..........   (24,051,966)           5,958,859

Conversion of Series B
   Stock to Common Stock
   and other related matters                                      220,340
Conversion of Series A
   Stock to Common Stock .............
Net loss                                    (902,471)            (902,471)
Preferred stock dividends
   and accretion (Note 4)                   (152,777)            (152,777)
Gain on conversion of
   Series B Stock (Note 4)                   137,878              137,878
                                        ------------           ----------
Balance - December 31, 1998 ..........  $(24,969,336)          $5,261,829
                                        ============           ==========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                               -------------------------------------------------
                                                                  1998                1997               1996
                                                               ---------           ---------         -----------
 Cash flows from operating activities:
   Net (loss) income ......................................    $(902,471)            $66,564           $ 155,414
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
       Depreciation and amortization ......................      900,432             939,030             908,342
       Gain on sale of Hong Kong property                              -                   -            (197,503)
       Changes in operating assets and liabilities (net
         of the effects of an acquisition in 1996 and
         sale in 1998 of Flexitoys):
           (Increase) decrease in:
              Accounts receivable .........................     (267,013)            189,800           1,492,020
              Inventories .................................      876,603             399,319            (443,094)
              Prepaid expenses and other current assets ...     (121,601)           (603,115)           (252,161)
              Other assets ................................      (16,485)              5,115             (43,462)
            Increase (decrease) in:
              Accounts payable ............................      (75,069)            215,297            (332,760)
              Accrued liabilities .........................       67,811            (424,422)           (277,157)
                                                               ---------           ---------         -----------
                Net cash provided by operating
                  activities ..............................      462,207             787,588           1,009,639
                                                               ---------           ---------         -----------

 Cash flows from investing activities:
   Acquisition of property and equipment ..................     (500,676)           (612,194)           (921,047)
   Acquisition of certain assets of Table Toys, Inc. ......            -                   -          (1,018,654)
   Net proceeds from the sale of the Hong Kong property ...            -                   -           3,166,992
                                                               ---------           ---------         -----------
                Net cash (used in) provided by investing
                  activities ..............................     (500,676)           (612,194)          1,227,291
                                                               ---------           ---------         -----------

 Cash flows from financing activities:
   Borrowings from factor .................................      308,836                   -                   -
   Payment of long-term debt ..............................            -                   -          (2,246,000)
   Proceeds from sale of Common Stock .....................            -              22,348                   -
   Cash paid in connection with conversion
    of Series B Stock (Note 4) ............................     (122,770)                  -                   -
   Dividends paid .........................................      (94,094)           (137,660)            (78,666)
                                                               ---------           ---------         -----------
                Net cash provided by (used in) financing
                  activities ..............................       91,972            (115,312)         (2,324,666)
                                                               ---------           ---------         -----------

 Net increase (decrease) in cash ..........................       53,503              60,082             (87,736)

 Cash - beginning of year .................................      213,789             153,707             241,443
                                                               ---------           ---------         -----------
 Cash - end of year .......................................    $ 267,292           $ 213,789         $   153,707
                                                               =========           =========         ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business and Basis of Presentation:

Just Toys, Inc. (the "Company") designs, develops, manufactures, markets and distributes junior sporting goods, foam shooting toys and other toy products for children of various ages. The Company's principal customers are located in the United States and consist primarily of toy stores and mass merchandisers and, to a lesser extent, discount drug chains, supermarket chains, sporting goods stores, catalogers and gift stores. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Just Toys Products, Limited ("JTP") and Joyful World Enterprises, Limited ("JWE"), which are incorporated in Hong Kong, and Celt Specialty Partners, Inc. ("Celt"), which is a U.S. manufacturer of foam and plastic toys, sporting goods and other specialty toy products. Significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include the following applicable to the foreign subsidiaries:

                                              December 31,
                         -------------------------------------------------------
                             1998                 1997                    1996
                         ----------           ----------              ----------
Assets ................. $1,928,438           $1,507,320              $1,125,694
Liabilities ............  1,276,221              932,492                 894,679
Stockholder's equity ...    652,217              574,828                 231,015
Revenues ...............  5,909,658            6,489,345               5,431,127
Net income .............     77,389              258,974                 129,478

On January 22, 1996, the Company executed an agreement to purchase certain assets of Table Toys, Inc. ("Table Toys"). The PlayTable products include a line of play tables which are compatible with most brands of toy construction blocks. The acquisition closed on June 28, 1996. On February 1, 1996, the Company acquired the toy line and the rights to use the "Welsh" name for toys from Welsh Company, Inc. ("Welsh"). The Welsh toy line consists of doll accessories, carriages and strollers.

As of December 31, 1998, the Company sold its Flexitoys product line to the product's original founder. The Company received approximately 146,000 shares of its Series B Stock as consideration for inventory, fixed assets and intellectual property associated with the Flexitoys product line. The Company had acquired this specialty product line as part of its acquisition of Table Toys in 1996.

Reclassification:

Certain prior year amounts have been reclassified to conform to the present year's presentation.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business and Basis of Presentation: (continued)

Recapitalization

Effective September 4, 1998, the Company effected a one-for-two reverse stock split of its Common Stock. The accompanying financial statements give retroactive effect to the above recapitalization.


NOTE 2 - Summary of Significant Accounting Policies:

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

                                                Method             Life
                                            -------------       ----------
     Buildings ..........................   Straight-line        40 years
     Molds and tools ....................   Straight-line         3 years
     Manufacturing equipment ............   Accelerated           7 years
     Furniture, fixtures and office
       equipment ........................   Accelerated         5-7 years
     Leasehold improvements .............   Straight-line       Shorter of
                                                                life of
                                                                lease or
                                                                useful life

Income taxes:

The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109 ("SFAS 109"), "Accounting For Income Taxes", which requires use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies:  (continued)

Product development, design and packaging costs:

Expenditures for the development, design and packaging of products to be introduced in the coming year are recorded as prepaid expenses and amortized within one year. Amounts expensed for these costs were approximately $572,200, $181,300 and $62,800 during 1998, 1997 and 1996, respectively.

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

Advertising costs:

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $79,000, $144,000 and $225,000, respectively.

Earnings (loss) per share attributable to common stockholders:

In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"),"Earnings per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The Company's basic earnings (loss) per share attributable to common stockholders was calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding. All options, warrants and preferred stock issued by the Company were antidilutive.

The adoption of SFAS 128 had no effect on the earnings (loss) per share attributable to common stockholders reported by the Company.

Securities for issuance of Common Stock excluded from diluted earnings per share due to anti-dilutive effect are as follows:

                                            1998           1997           1996
                                          -------        -------        -------
Stock Options .........................   330,876        335,624        306,174
Common Stock purchase warrants ........   327,056         77,056        130,000
Convertible debt ......................    68,592        290,927        299,122
                                          -------        -------        -------
          Total .......................   726,524        703,607        735,296
                                          =======        =======        =======

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

Stock-based compensation:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for transactions after December 15, 1994 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations with pro forma disclosure of what net income and earnings would have been had the Company adopted the new fair value method. The Company has elected to continue to account for its stock issued to employees in accordance with APB 25 (see Note 15).

Goodwill:

Goodwill represents the cost in excess of the fair market value of the net assets acquired of Table Toys. Goodwill is being amortized on a straight-line basis over 15 years. In connection with the sale of the Flexitoys product line, the Company wrote off $25,000 of goodwill (net of accumulated amortization of $5,000). Amortization of goodwill for the years ended December 31, 1998, 1997 and 1996 was approximately $45,500, $45,500 and $22,800, respectively, and accumulated amortization at December 31, 1998 approximated $108,800.

Accretion of Preferred Stock B:

The redemption value of the Series B Convertible Redeemable Preferred Stock is being accreted using the interest method for redemption on December 31, 2005.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies:  (continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of:

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996 and does not believe that any of its long-lived assets are impaired.


NOTE 3 - Acquisition:

On January 22, 1996, the Company entered into an agreement to purchase certain assets of Table Toys. Because Table Toys had filed a petition under Chapter 11 of the Federal Bankruptcy laws, the acquisition was subject to approval by the Bankruptcy Court. The acquisition was approved on May 9, 1996 and closed on June 28, 1996.

The Company accounted for the acquisition under the purchase method of accounting and allocated the purchase price as follows:

 Assets acquired:

 Inventories ...................   $  400,000
 Property and equipment ........      877,439
 Goodwill ......................      683,147
                                   ----------
                                   $1,960,586
                                   ==========

The acquisition of the above assets was financed as follows:

 Cash paid .....................   $  391,291
 Series B Convertible
   Redeemable Preferred Stock ..      941,932
 Other expenses incurred .......      627,363
                                   ----------
                                   $1,960,586
                                   ==========

The consideration paid for the assets acquired included 538,243 shares of Series B Convertible Redeemable Preferred Stock with a liquidation value of $3.625 per share (See Note 4). Such shares were valued at approximately $1.75 per share at the time of the acquisition. The Company also issued warrants to purchase an aggregate of 30,000 shares of the Company's Common Stock at $7.25 per share. The value of the warrants was considered not material. Other expenses incurred include professional and related costs.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Acquisition: (continued)

All of the sales, and related cost of sales, of Table Toys products for 1996 are included in the results of operations of the Company for the year ended December 31, 1996. Prior to the Company's acquisition of Table Toys, Table Toys incurred an operating loss during the six months ended June 30, 1996 of approximately $565,000 (unaudited), primarily related to the Bankruptcy proceedings. Pro forma unaudited summary results of operations for the year ended December 31, 1995, assuming the acquisition occurred at the beginning of the year, is as follows:

 Revenue ......................  $25,082,000
 Net loss .....................  (12,326,000)
 Net loss applicable to
   common stockholders ........  (12,584,000)
 Basic loss per share
   applicable to common
   stockholders ...............  $     (6.06)


NOTE 4 - Preferred Stock:

Series A Convertible Redeemable Preferred Stock

The Board of Directors of the Company has authorized 150,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a par value of $1.00 per share of which 120,000 shares were issued and outstanding at December 31, 1997 (none outstanding at December 31, 1998). The Series A Stock ranks senior to the Company's common stock, par value $0.01 per share ("Common Stock") with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series A Stock has a cumulative preferred quarterly dividend of 6% per annum of the Series A Liquidation Value (as defined below) payable either in cash or additional shares of Series A Stock, at the Company's option. As long as any shares of the Series A Stock remain outstanding, no cash dividends may be paid on the Common Stock nor can Common Stock be acquired by the Company unless all accrued and unpaid dividends have been paid on the Series A Stock. The Series A Stock has a liquidation preference over the Common Stock in an amount equal to $1.00 per share (the "Series A Liquidation Value") plus dividends accrued and unpaid. At the holder's option until December 31, 1998, the Series A Stock was convertible into Common Stock at a conversion price of $4.00 per share (subject to certain adjustments). The Series A Stock is redeemable at the Series A Liquidation Value plus dividends accrued and unpaid at the Company's option at any time.

In December 1998, the holders of all of the outstanding shares of the Series A Stock converted such shares into 30,000 shares of Common Stock.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Preferred Stock: (continued)

Series B Convertible Redeemable Preferred Stock

The Board of Directors of the Company also authorized 650,000 shares of non-voting Series B Convertible Redeemable Preferred Stock ("Series B Stock") with a par value of $1.00 per share of which 137,183 shares (521,854 shares at December 31, 1997) are issued and outstanding. The Series B Stock ranks senior to the Common Stock and junior to the Series A Stock with respect to dividend rights and rights on liquidation, winding up and dissolution. The Series B Stock has a cumulative preferred quarterly dividend of 7% per annum of the Series B Liquidation Value (as defined below) payable either in cash or additional shares of Series B Stock, at the Company's option. As long as any shares of the Series B Stock remain outstanding, no cash dividends can be paid on the Common Stock nor can Common Stock be acquired by the Company unless all accrued and unpaid dividends have been paid on the Series B Stock and any required redemptions have been provided for. The Series B Stock has a liquidation preference over the Common Stock in an amount equal to $3.625 per share (the "Series B Liquidation Value") plus dividends accrued and unpaid. At the holder's option, the shares of Series B Stock are convertible in Common Stock at a rate of one share of Common Stock for two shares of Series B Stock (subject to certain adjustments). After December 30, 1996, the Series B Stock is redeemable at the Company's option at the Series B Liquidation Value plus dividends accrued and unpaid.

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

The holders of 239,016 and 16,389 shares of Series B Stock converted their shares into 119,508 and 8,195 shares, respectively, of Common Stock in 1998 and 1997, respectively.

On April 9, 1998, the Company offered to pay and exchange $0.5075 in cash and one half of one share of the Company's Common Stock (as adjusted for the one-for-two reverse stock split) for each share of Series B Stock (the "Exchange Offer"). The holders of 239,016 shares of the Series B Stock, net of certain adjustments, accepted the Exchange Offer and the Company paid $122,770 in cash and issued 119,508 shares of Common Stock in exchange for the 239,016 shares of Series B Stock. The market value of the Common Stock and carrying value of the Series B Stock on the date of exchange amounted to $226,389 and $487,037, respectively. The total consideration paid by the Company was less than the carrying value of the Series B Stock by $137,878, and has been accounted for as a gain on conversion of the Series B Stock.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Accounts Receivable and Allowances:

On July 26, 1995, the Company entered into a Factoring Agreement with Milberg Factors, Inc. ("Milberg") pursuant to which Milberg agreed to purchase the Company's domestic accounts receivable on a non-recourse basis, and to advance to the Company, at the Company's request, the lesser of 85% of total accounts receivable or $1,750,000. Effective February 1, 1996, the agreement was amended to increase the amount of the advance to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is .65% of receivables. Advances bear interest at the rate of prime (7.75% at December 31, 1998) plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the Company's inventory located in the United States. Such advances also will bear interest at the rate of prime plus one percent. Additionally, the factoring arrangement with Milberg is secured by a mortgage on the real property owned by Celt.

Accounts receivable and amounts due from factor consists of the following:

                                                            December 31,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
Accounts receivable - factor .................     $ 4,635,787      $ 5,047,225
Borrowings from factor .......................      (4,635,787)      (5,023,147)
                                                   -----------      -----------

Net due from factor ..........................             -0-           24,078
Accounts receivable - trade ..................         822,791          761,700
                                                   -----------      -----------

   Total accounts receivable .................         822,791          785,778

Less: Accounts receivable allowances .........        (458,000)        (688,000)
                                                   -----------      -----------

     Total accounts receivable, net of
     allowances ..............................     $   364,791      $    97,778
                                                   ===========      ===========

The accounts receivable allowances consist of the following:

                                                            December 31,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------

Returns, allowances and discounts ..............      $408,000        $638,000
Doubtful accounts ..............................        50,000          50,000
                                                      --------        --------

            Total ..............................      $458,000        $688,000
                                                      ========        ========

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Inventories:

Inventories consist of the following:

                                                            December 31,
                                                     ---------------------------
                                                         1998            1997
                                                     ----------       ----------
Finished goods ...............................       $2,049,996       $2,643,941
Material components and supplies .............          661,689        1,070,040
                                                     ----------       ----------
            Total ............................       $2,711,685       $3,713,981
                                                     ==========       ==========


NOTE 7 - Prepaid expenses and other current assets:

Prepaid expenses and other current assets consist of the following:

                                                            December 31,
                                                     --------------------------
                                                         1998          1997
                                                     ----------     ----------
Prepaid royalties ............................       $  423,241     $  342,491
Prepaid insurance ............................          161,109        202,941
Insurance recoverable ........................          138,259           --
Development, design and packaging ............          666,680        641,666
Other ........................................          482,469        563,059
                                                     ----------     ----------

            Total ............................       $1,871,758     $1,750,157
                                                     ==========     ==========


NOTE 8 - Property and Equipment:

Property and equipment consists of the following:

                                                            December 31,
                                                     --------------------------
                                                         1998          1997
                                                     ----------     ----------
       Property and equipment at cost:
          Land ...............................       $  325,000     $  325,000
          Building ...........................          725,000        725,000
          Molds and tools ....................        3,440,863      3,106,951
          Manufacturing equipment ............        1,442,695      1,661,323
          Furniture, fixtures and
              office equipment ...............        1,359,902      1,251,637
          Leasehold improvements .............          179,991        112,389
                                                     ----------     ----------

                                                      7,473,451      7,182,300

          Less:
              Accumulated depreciation
                  and amortization ...........        4,761,082      3,959,128
                                                     ----------     ----------

                    Total ....................       $2,712,369     $3,223,172
                                                     ==========     ==========

NOTE 9 - Related Party Transactions:

Administrative services:

A principal in RGA Accessories, Inc. ("RGA") is also an officer, director and shareholder of the Company. Effective October 1, 1992, the Company and RGA, its affiliates or other entities in which this director had an ownership interest, entered into various agreements pursuant to which RGA would provide certain administrative and warehouse services, as well as public warehouse facilities, to the Company in the U.S. and Hong Kong. In general, RGA was compensated through December 31, 1995 on a formula based on the Company's sales. Pursuant to the Company's decision to begin assuming these functions internally in 1996, RGA was paid a fixed monthly retainer for its services during 1996. Effective January 1, 1997, the Company no longer utilizes the services of RGA. The Company incurred expenses of $401,700 in 1996 for these services.

Consulting fees:

During 1998 and 1997, the Company incurred expenses of $75,000 and $50,000, respectively, to a director for consulting fees.


NOTE 10 - Accrued Liabilities:

Accrued liabilities consist of the following:

                                                            December 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------
         Royalties ............................      $267,575           $213,999
         Insurance ............................       116,796            131,198
         Dividends ............................        99,061             33,246
         Deferred rent ........................        90,532             51,782
         Other ................................       391,000            466,928
                                                     --------           --------

                Total .........................      $964,964           $897,153
                                                     ========           ========


NOTE 11 - Commitments, Contingencies and Other Matters:

License agreements:

The Company develops and produces certain products under license agreements with third parties. The amounts paid periodically under the terms of these agreements range from 2% to 12% of the net sales of the licensed products. The Company is obligated for guaranteed minimum royalty and other license payments at December 31, 1998 as follows:

              1999 ..................................... $115,000
              2000 .....................................  139,000
                                                         --------
                        Total .......................... $254,000
                                                         ========

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments, Contingencies and Other Matters:  (continued)

Leases:

Minimum annual rentals under leases expiring at various times through the year 2008 for showroom, merchandising and warehouse facilities as at December 31, 1998 are as follows:

              1999............................... $ 432,000
              2000...............................   378,000
              2001...............................   400,000
              2002...............................   376,000
              2003...............................   317,000
              Thereafter......................... 1,435,000
                                                 ----------
                        Total....................$3,338,000
                                                 ==========

Rent expense approximated $540,000, $559,000 and $537,000 for 1998, 1997 and
1996, respectively.

Letters of credit:

As of December 31, 1998, the Company had two outstanding letters of credit totaling $160,000.

Litigation:

On September 25, 1997, an administrative law judge of the Federal Trade Commission determined that Toys "R" Us, Inc. had violated the antitrust laws by entering into arrangements with various toy manufacturers whereby the toy manufacturers would restrict their business with warehouse clubs.

Following announcement of the administrative law judge's decision, a series of private class actions seeking treble damages, expenses and attorneys' fees were filed in various federal courts on behalf of consumers who purchased toys from Toys "R" Us from 1989 to the present which the defendant manufacturers including the Company had allegedly agreed not to sell to other retailers. The Company has been named as a defendant in the consolidated class action complaint in an action entitled In re Toys "R" Us Inc. Antitrust Litigation, (97 Civ. 5750), which is pending in the United States District Court for the Eastern District of New York and in complaints in the coordinated proceedings entitled In re Toys "R" Us Antitrust Litigation, Coordinated Proceedings, (J.C.C.P. No. 3270), which is pending in the Superior Court of California, Alameda County. The complaints allege, generally, a conspiracy among Toys "R" Us and the defendant toy manufacturers to cut off supplies to the warehouse clubs competing with Toys "R" Us. The other defendants in these actions include Toys "R" Us, Mattel, Fisher-Price, Hasbro, Tyco Toys, The Little Tikes Company, Rubbermaid Corporation, Today's Kids, Binney & Smith, Lego Systems, Sega of America, Tiger Electronics, and Huffy Corporation. Several of these other defendants entered into settlement agreements with the plaintiffs in these actions. The Company does not believe that it participated in any conspiracy or otherwise violated the antitrust laws.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments, Contingencies and Other Matters:  (continued)

The Company received approximately 1,000 complaints concerning its Micro-Bake for KidsTM (the "Micro-Bake") product, all of which have been paid or accrued for as of December 31, 1998 and 1997. The Company discontinued selling this product in 1995. Virtually all of the complaints assert damage to the Micro-Bake product and many complaints assert damage to the consumer's microwave oven. The Company has product liability insurance related to this matter. The Company is expected to be responsible for approximately 50% of such claims and the insurance company is expected to pay the balance.

The Company is involved in various litigation and other legal matters which are being addressed or defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's liquidity, operating results or consolidated financial position.

Deferred compensation plan:

Effective January 1, 1996, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company has elected not to make contributions to this plan for the years ended December 31, 1998 and 1997.

Concentration of credit risk:

The Company places its cash in various banking institutions and Milberg. At times, such amounts might be in excess of the FDIC insurance limit at the banking institutions. Amounts due from Milberg are not covered by insurance.


NOTE 12 - Major Customers:

In each of the past three years, the Company has had two customers which each individually represented greater than 10% of net sales. Sales to these customers totaled 55%, 60% and 57% of net sales in 1998, 1997 and 1996, respectively. The termination by any of these customers of its relationship with the Company could have a material adverse effect on the Company.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Income Taxes:

The tax effects of principal temporary differences and net operating losses are as follows:
                                               Year Ended December 31,
                                            ----------------------------
                                                 1998           1997
                                            ------------    ------------

Deferred Tax Assets:
   Estimated allowances ....................$    195,100    $    293,000
   Depreciation ............................     165,700            --
   Capitalization of
      inventory ............................      52,000          63,000
   Net operating loss ......................  10,986,000       9,932,000
                                            ------------    ------------
                                              11,398,800      10,288,000

Deferred Tax Liabilities:

   Depreciation ............................        --          (142,000)

   Valuation allowance
     for deferred taxes .................... (11,398,800)    (10,146,000)
                                            ------------    ------------

       Total ...............................$       --      $       --
                                            ============    ============

The valuation allowance at December 31, 1996 was approximately $9,318,000.

The differences between the statutory Federal income tax rate of 34% and the income taxes reported in the statements of operations are as follows:

                                      Year Ended December 31,
                                -----------------------------------
                                   1998         1997        1996
                                ---------    ---------    ---------
Net income (loss):
    United States ...........   $(979,860)   $(192,410)   $  25,936
    Foreign .................      77,389      258,974      129,478
                                ---------    ---------    ---------

                                $(902,471)   $  66,564    $ 155,414
                                =========    =========    =========

Statutory rate ..............   $(306,840)   $  22,632    $  52,841
Utilization of benefit of tax
   loss carryforward ........     (12,769)     (42,731)     (12,381)
Loss from which no tax
    benefit was provided ....     333,152       65,419         --
Effect of foreign tax
    rate difference .........     (13,543)     (45,320)        --
Foreign income not subject
    to tax ..................        --           --        (40,460)
                                ---------    ---------    ---------
    Total tax provision
    (benefit) ...............   $    --      $    --      $    --
                                =========    =========    =========

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - Income Taxes:  (continued)

Undistributed foreign income:

At December 31, 1998, JTP had approximately $1,300,000 of undistributed accumulated earnings.

Net operating loss:

The Company has a net operating loss carryforward of approximately $25,850,000 as at December 31, 1998. Approximately $966,000 expires by 2008, $14,830,000 by 2009, $5,300,000 by 2010, $986,000 by 2011, $1,604,000 by 2012 and $2,164,000 by
2018. However, pursuant to Section 382 of the Internal Revenue Code the future utilization of approximately $20,000,000 of these net operating loss carryforwards are significantly limited due to ownership changes. Based on management's estimates, the annual limitation on such net operating loss carryforwards is approximately $500,000.


NOTE 14 - Supplemental Cash Flow Information:

Payments for interest expense were $496,161, $519,514 and $384,114 for 1998, 1997 and 1996, respectively.

NOTE 15 - Stock Options:

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

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Stock Options: (continued)

Detail of stock options are as follows:

                                              Weighted               Weighted
                                              Average                Average
                                              Exercise  Number of   Price per
                                 Number of   Price per   Shares    Exercisable
                                  Shares       Share   Exercisable    Share
                                  ------       -----   -----------    -----
Balance - December 31, 1995 ..    225,624    $   9.56    70,017     $   13.12
                                                        =======
Granted - 1996 ...............     85,500        3.78
Canceled - 1996 ..............    (29,950)      (5.56)
                                   ------

Balance - December 31, 1996 ..    281,174    $   8.22   103,149     $   11.84
                                                        =======
Granted - 1997 ...............     83,250        2.92
Canceled pursuant to amendment
  offer - 1997 ...............    (43,500)     (22.20)
Canceled - 1997 ..............    (35,300)      (5.86)
                                   ------

Balance - December 31, 1997 ..    285,624    $   4.52    99,924     $    5.78
                                                        =======
Granted - 1998 ...............     15,000        1.63
Canceled - 1998 ..............    (19,748)     (10.88)
                                   ------

Balance - December 31, 1998 ..    280,876    $   3.90   126,835     $    4.67
                                  =======               =======

The exercise price of options outstanding at December 31, 1998 ranged from $0.75 to $8.25 as follows:

                                                                                        Weighted              Weighted
                                                                Number of               Average                Average
                                          Number of              Shares               Contractual             Exercise
 Exercise Price between:                    Shares             Exercisable                Life                  Price
 -----------------------                    ------             -----------                ----                  -----
      $7.25 - $8.25                         57,542               42,134                   5.95                  $7.29
      $2.37 - $4.00                        213,334               84,701                   7.57                  $3.12
      $0.75 - $1.25                         10,000                  -                     9.72                  $1.06

During 1997, the Company offered holders of options with exercise prices at or greater than $21.00 per share the opportunity to amend their option agreements to (a) reduce the number of shares in their option agreement by 90% and (b) reduce the exercise price to $3.00 per share, which was the market price of the stock on the date of the offer. This offer was accepted by holders of options totaling 48,333 shares with exercise prices at or above $21.00 per share representing 87.9% of the total options with exercise prices at or above $21.00 per share. As a result, the Company amended their option agreements to the new exercise price and canceled options to purchase 43,500 shares of Common Stock.

The Company has not recorded a charge for financial reporting purposes for the issuance and repricing of the above stock options because the options were issued or repriced at exercise prices equal to or greater than the fair value of the Common Stock.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Stock Options: (continued)

Other

Pursuant to an agreement between a director of the Company and the Company in December 1996, the Company granted the director a fully vested and exercisable ten-year option to purchase up to 25,000 shares of Common Stock at an exercise price of $3.00 per share, the market price of the stock at the time of the grant. The Company granted the director an additional fully vested and exercisable ten-year option to purchase up to 25,000 shares of the Common Stock on June 30, 1997 at an exercise price of $2.75, the market price of the stock at the time of grant. Neither of such options is governed by the Company's Plan and are subject to stockholder approval. Both of such options will remain outstanding for their full term until exercised, whether or not the director is still affiliated with the Company.

Pursuant to an agreement between an officer of the Company and the Company in July 1997, the Company granted the officer options for 50,000 shares of Common Stock at an exercise price of $3.00 per share, which was above the market price on the date of grant. These options are only exercisable by the officer in installments of 12,500 shares each, once the price of the Company's Common Stock reaches the following stock prices for a minimum of 30 consecutive trading days:
$6.00; $8.00; $10.00; and $12.00.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996:

                                              1998     1997     1996
                                              ----     ----     ----

Risk free rate ........................       5.50%    6.36%    6.58%
Dividend yield ........................         0%       0%       0%
Volatility factor of the expected price
  of the Company's Common Stock .......       0.737    0.284    1.051
Average life (years) ..................         5        5        5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Stock Options: (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                      1998           1997         1996
                                      ----           ----         ----

Pro forma net loss attributable
  to common stockholders ......   $  (991,249)   $  (255,791)   $(12,250)

Pro forma basic loss per share
  attributable to common
  stockholders ................   $     (.46)    $      (.12)   $   (.01)

The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 were $1.04, $0.94 and $2.38, respectively.

As of December 31, 1998, 726,524 shares of the Company's Common Stock were reserved for issuance on the exercise of stock options and warrants and the redemption of preferred stock.

NOTE 16 - Warrants:

On August 31, 1998, the Company issued a five-year warrant to its investment banker to purchase up to 250,000 shares of Common Stock with an exercise price of $2.00 per share. The warrant is exercisable with respect to 50,000 shares of Common Stock. The warrant becomes exercisable with respect to the remaining 200,000 shares of Common Stock only after the consummation of certain acquisition transactions by the Company. The number of such shares subject to exercise is determined by a formula based upon the net sales of the business or product line acquired by the Company. The Company has recorded compensation expense of $4,500 based on the fair value of these warrants.

On January 1, 1996, the Company issued warrants to its former investment banker to purchase 50,000 shares of common stock at $7.25 per share, which expire on December 31, 2000. In connection with the acquisition of the assets of Table Toys, warrants were issued to various individuals to purchase 30,000 shares of common stock at $7.25 per share, which expire on June 26, 2001. In 1997, pursuant to an agreement to issue 5,889 shares of Common Stock for approximately $3.80 per share to one of the holders of a warrant, the Company canceled warrants to purchase 2,944 shares of Common Stock.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Business Segments:

Foreign operations and sales for the year ended December 31, 1998 are as follows:

                    United
                    States      Hong Kong*  Eliminations Consolidated
                    -------     ----------  ------------ ------------

Net sales........ $13,437,131   $5,909,658                $19,346,789
                  ===========   ==========                ===========

Operating income
  (loss) .......  $  (465,346)  $  139,189                $  (326,157)
                  ===========   ==========
Interest expense,
  net...........                                            (576,314)
                                                          -----------
Loss before
  income taxes..                                          $  (902,471)
                                                          ===========

Identifiable
  assets at
  December 31,
  1998 .........  $ 6,667,108   $1,928,438                $ 8,595,546
                  ===========   ==========
Corporate assets                                                7,665
                                                          -----------
Total assets....                                          $ 8,603,211
                                                          ===========

* Represents net sales made F.O.B. Hong Kong which are primarily shipped to customers in the United States.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Business Segments:  (continued)

Foreign operations and sales for the year ended December 31, 1997 are as follows:

                    United
                    States      Hong Kong*  Eliminations Consolidated
                    ------      ----------  ------------ ------------

Net sales.......  $16,769,709  $6,489,345                $23,259,054
                  ===========  ==========                ===========

Operating income  $   352,031  $  322,314                $   674,345
                  ===========  ==========
Interest expense,
   net .........                                            (615,332)
Other income....                                               7,551
Income before
  income taxes..                                         $    66,564
                                                         ===========

Identifiable
  assets at
  December 31,
  1997..........  $ 8,213,263  $1,507,320                $ 9,720,583
                  ===========  ==========
Corporate assets                                               7,665
                                                         -----------
Total assets ...                                         $ 9,728,248
                                                         ===========

* Represents net sales made F.O.B. Hong Kong which are primarily shipped to customers in the United States.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Business Segments:  (continued)

Foreign operations and sales for the year ended December 31, 1996 are as follows:

                    United
                    States      Hong Kong*  Eliminations Consolidated
                    ------      ----------  ------------ ------------

Net sales.......  $16,624,657   $5,431,127                $22,055,784
                  ===========   ==========                ===========

Operating income  $   226,720   $  213,595                $   440,315
                  ===========   ==========
Interest expense,
   net...........                                            (532,873)
Other income ....                                             247,972
Income before
  income taxes...                                         $   155,414
                                                          ===========

Identifiable
  assets at
  December 31,
  1996..........  $ 9,912,752   $1,012,088  $(1,092,426)  $ 9,832,414
                  ===========   ==========  ===========
Corporate assets                                              153,707
                                                          -----------
Total assets....                                          $ 9,986,121
                                                          ===========

* Represents net sales made F.O.B. Hong Kong which are primarily shipped to customers in the United States.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     SCHEDULE II
                        JUST TOYS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------------------------
                       Column A                        Column B         Column C         Column D        Column E
----------------------------------------------------------------------------------------------------------------------

                                                                        Additions-
                                                       Balance at       Charged to         (1)           Balance at
                                                       Beginning        Costs and       Deductions-        End of
                                                       of Period        Expenses         Describe          Period
----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:                          $   50,000       $   -           $    -           $  50,000
   Allowance for doubtful accounts ...............
   Allowance for sales returns, discounts and
     allowances ..................................        638,000         526,935          756,935         408,000
                                                       ----------       ---------       ----------       ---------

          Total ..................................     $  688,000       $ 526,935       $  756,935       $ 458,000
                                                       ==========       =========       ==========       =========

Year ended December 31, 1997:
   Allowance for doubtful accounts ...............     $   50,000       $   -           $    -           $  50,000
   Allowance for sales returns, discounts and
     allowances ..................................        553,000         873,568          788,568         638,000
                                                       ----------       --------        ----------       ---------

          Total ..................................     $  603,000       $ 873,568       $  788,568       $ 688,000
                                                       ==========       =========       ==========       =========

Year ended December 31, 1996:
   Allowance for doubtful accounts ...............     $  106,000       $   4,875       $   60,875       $  50,000
   Allowance for sales returns, discounts and
     allowances ..................................        911,000         847,461        1,205,461         553,000
                                                       ----------       ---------       ----------       ---------

          Total ..................................     $1,017,000       $ 852,336       $1,266,336       $ 603,000
                                                       ==========       =========       ==========       =========


(1) Write off of uncollectibles and sales returns, discounts and allowances.