Form 10-Q
period 1999-03-31
JUST TOYS INC
filed 1999-05-17
CIK 890639

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------


                                    FORM 10-Q
(Mark One)
|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       or

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
                                 (914) 674-8697


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   No
                      ----     ----

As of May 12, 1999, there were 2,238,869 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

===============================================================================

                        JUST TOYS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

  Item 1  Financial Statements:

          Consolidated Balance Sheets - March 31, 1999
          and 1998 (unaudited) and December 31, 1998......................  1

          Consolidated Statements of Operations (unaudited)
          for the Three Months Ended March 31, 1999 and 1998..............  2

          Consolidated Statements of Cash Flows (unaudited)
          for the Three Months Ended March 31, 1999 and 1998..............  3

          Notes to Consolidated Financial Statements (unaudited)..........  4

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................  7

Part II - OTHER INFORMATION

  Item 6   Exhibits and Reports on Form 8-K .............................. 11

SIGNATURES ............................................................... 13

                        JUST TOYS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                            March 31,                     December 31,
                                                                ---------------------------------         ------------
                                                                    1999                  1998                1998
                                                                    ----                  ----                ----
                                                                           (Unaudited)
ASSETS
Current Assets:
    Cash ...............................................        $    210,130         $    220,536         $    267,292
    Accounts receivable, net of allowances of $405,000,
       $267,000 and $458,000 (Note 2) ..................              29,958               89,550              364,791
    Inventories (Note 3) ...............................           2,605,237            3,976,102            2,711,685
    Prepaid expenses and other current assets ..........           2,051,388            1,913,669            1,871,758
                                                                ------------         ------------         ------------
       Total current assets ............................           4,896,713            6,199,857            5,215,526

Property and equipment, at cost, net of  accumulated
    depreciation and amortization ......................           2,660,861            3,253,680            2,712,369
Goodwill, net of accumulated amortization ..............             533,409              603,451              544,296
Other assets ...........................................             120,425              114,276              131,020
                                                                ------------         ------------         ------------
           TOTAL .......................................        $  8,211,408         $ 10,171,264         $  8,603,211
                                                                ============         ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Due to factor ......................................        $  1,176,677         $  1,367,330         $    308,836
    Accounts payable ...................................           1,606,470            1,742,389            1,778,177
    Accrued liabilities ................................             587,895              562,140              964,964
                                                                ------------         ------------         ------------
       Total current liabilities .......................           3,371,042            3,671,859            3,051,977

Series B Convertible Redeemable Preferred
    Stock, 650,000 shares authorized,
    136,684, 520,659 and 137,183 shares issued
    and outstanding (liquidation value $495,480,
    $1,887,389 and $497,288) (Note 4) ..................             293,982            1,036,503              289,405
                                                                ------------         ------------         ------------
       Total liabilities and Series B Stock ............           3,665,024            4,708,362            3,341,382
Commitments and contingencies...........................

Stockholders' equity (Note 4):
    Preferred stock, $1.00 par value, 2,000,000 shares
       authorized:
           Series A Convertible Redeemable Preferred
               Stock, 150,000 shares authorized, 120,000
               shares issued and outstanding in 1997
               (liquidation value $120,000) ............                --                120,000                 --
    Common stock, par value $.01 per share, 15,000,000
       shares authorized, 2,238,869, 2,089,681 and
       2,238,619 issued and outstanding ................              22,389               20,897               22,386
    Additional paid-in capital .........................          30,209,843           29,872,291           30,208,779
    Accumulated deficit ................................         (25,685,848)         (24,550,286)         (24,969,336)
                                                                ------------         ------------         ------------
       Total stockholders' equity ......................           4,546,384            5,462,902            5,261,829
                                                                ------------         ------------         ------------

           TOTAL .......................................        $  8,211,408         $ 10,171,264         $  8,603,211
                                                                ============         ============         ============

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                Three Months Ended March 31,
                                                             ----------------------------------
                                                                 1999                  1998
                                                                 ----                  ----
                                                                         (Unaudited)
Net sales .......................................            $ 2,817,778             $ 3,875,635
Cost of goods sold ..............................              1,756,047               2,313,004
                                                             -----------             -----------
Gross profit ....................................              1,061,731               1,562,631
                                                             -----------             -----------
Expenses:
    Merchandising, selling, warehousing and
       distribution .............................                881,431                 870,721
    Royalties ...................................                111,058                 160,517
    General and administrative ..................                664,337                 844,429
                                                             -----------             -----------
           Total ................................              1,656,826               1,875,667
                                                             -----------             -----------
Operating loss ..................................               (595,095)               (313,036)
                                                             -----------             -----------
Other income (expenses):
    Interest expense ............................               (107,102)               (130,578)
                                                             -----------             -----------
Net loss ........................................               (702,197)               (443,614)
Preferred stock dividends and accretion (Note 4)                 (14,315)                (54,706)
                                                             -----------             -----------
Net loss attributable to common stockholders ....            $  (716,512)            $  (498,320)
                                                             ===========             ===========

Weighted average common shares outstanding ......              2,238,697               2,089,207
                                                             ===========             ===========

Per share data:

Basic and dilutive loss per share attributable to
common stockholders .............................            $     (0.32)            $     (0.24)
                                                             ===========             ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                         Three Months Ended March 31,
                                                                      ----------------------------------
                                                                         1999                    1998
                                                                         ----                    ----
                                                                                  (Unaudited)
Cash flows from operating activities:
    Net loss ............................................            $  (702,197)            $  (443,614)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization ................                193,231                 203,752
           Changes in operating assets and liabilities:
           (Increase) decrease in:
               Accounts receivable ......................                334,833                   8,228
               Inventories ..............................                106,448                (262,121)
               Prepaid expenses and other current assets                (179,630)               (163,512)
               Other assets .............................                 10,595                     259
           Increase (decrease) in:
               Accounts payable .........................               (171,707)               (110,857)
               Accrued liabilities ......................               (377,069)               (335,013)
                                                                     -----------             -----------
           Net cash used in operating activities ........               (785,496)             (1,102,878)
                                                                     -----------             -----------

    Cash flows from investing activities:
       Acquisition of property and equipment ............               (130,836)               (222,875)
                                                                     -----------             -----------
           Net cash used in investing activities ........               (130,836)               (222,875)
                                                                     -----------             -----------

    Cash flows from financing activities:
       Borrowings from factor ...........................                867,841               1,367,330
       Dividends paid ...................................                 (8,671)                (34,830)
                                                                     -----------             -----------
           Net cash provided by financing activities ....                859,170               1,332,500
                                                                     -----------             -----------

Net (decrease) increase in cash .........................                (57,162)                  6,747

Cash - beginning of period ..............................                267,292                 213,789
                                                                     -----------             -----------

Cash - end of period ....................................            $   210,130             $   220,536
                                                                     ===========             ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of Presentation and Summary of Significant Accounting Policies
-----------------------------------------------------------------------------

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         (3)      Reclassifications

         Certain previously reported amounts have been reclassified to conform to the 1999 presentation and that of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 - Accounts Receivable
----------------------------

Accounts receivable and amounts due from factor consist of the following:

                                                             March 31,                         December 31,
                                                -----------------------------------            ------------
                                                   1999                    1998                    1998
                                                   ----                    ----                    ----
                                                            (Unaudited)
Accounts receivable - factor .......            $ 1,782,025             $ 2,146,261             $ 4,635,787
Borrowings from factor .............             (1,782,025)             (2,146,261)             (4,635,787)
                                                -----------             -----------             -----------
Net due from factor ................                    -0-                     -0-                     -0-
Accounts receivable - trade ........                434,958                 356,550                 822,791
                                                -----------             -----------             -----------
   Total accounts receivable .......                434,958                 356,550                 822,791
Less: Accounts receivable allowances               (405,000)               (267,000)               (458,000)
                                                -----------             -----------             -----------
   Total accounts receivable, net of
       allowances ..................            $    29,958             $    89,550             $   364,791
                                                ===========             ===========             ===========

Note 3 - Inventories
--------------------

The inventories consist of the following:


                                                         March 31,                     December 31,
                                            --------------------------------           ------------
                                               1999                  1998                 1998
                                               ----                  ----                 ----
                                                       (Unaudited)
Finished goods .................            $1,719,151            $2,560,263            $2,049,996
Material components and supplies               886,086             1,415,839               661,689
                                            ----------            ----------            ----------
   Total .......................            $2,605,237            $3,976,102            $2,711,685
                                            ==========            ==========            ==========

Note 4 - Stockholders' Equity
-----------------------------

Stockholders' equity consists of the following:

                                                                      Additional
                                                       Common           Paid-in        Accumulated
                                                       Stock            Capital          Deficit               Total
                                                      ---------      ------------      ------------            -----
Balance December 31, 1998....................         $  22,386      $ 30,208,779     $ (24,969,336)        $ 5,261,829
Conversion of Series B Stock to
 Common Stock................................                 3             1,064                                 1,067
Net loss (unaudited).........................                                              (702,197)           (702,197)
Preferred Stock dividends and
 accretion...................................                                               (14,315)            (14,315)
                                                      ---------      ------------     -------------         -----------
Balance March 31, 1999
 (unaudited).................................         $  22,389      $ 30,209,843     $ (25,685,848)        $ 4,546,384
                                                      =========      ============     =============         ===========

Note 5 - Segment Information
----------------------------

         Information regarding the Company's business segments for the three month period ended March 31, 1999 and 1998 are as follows:

                                              March 31, 1999                         March 31, 1998
                                    --------------------------------         -----------------------------
                                    United States         Hong Kong          United States       Hong Kong
                                    -------------        -----------         -------------      ----------
Net sales .................         $ 2,270,360          $   547,418          $ 2,533,622       $ 1,342,013

Operating income (loss)....         $  (418,365)         $  (176,730)         $  (247,583)      $   (65,453)

Identifiable assets (1)....         $ 6,565,040          $ 1,638,703          $ 8,352,119       $ 1,811,480

(1) Excludes corporate assets of $7,665 at March 31, 1999 and 1998, respectively.

Note 6 - Subsequent Events
--------------------------

         On April 1, 1999, the Company was notified that the Nasdaq Review Counsel had affirmed the Nasdaq Listings Qualifications Panel's October 29, 1998 decision to delist the Company's Common Stock from the Nasdaq Stock Market.

         On April 7, 1999, the Company announced that it had signed a Letter of Intent to acquire 4KIDZ, Inc. and 4KIDZ Worldwide, Ltd., two privately held toy companies. The proposed acquisitions are subject to due diligence and the Company obtaining necessary financing.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of Just Toys, Inc. (the "Company") with respect to, among other things, future business conditions and the outlook for the Company including trends affecting the Company's business, financial condition and results of operations. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: reliance on manufacturers based in the Far East, dependence on a limited number of major customers, competition from major toy companies, seasonality and quarterly fluctuations, government regulation, as well as the items set forth under "Business--Certain Cautionary Factors" in the Company's December 31, 1998 Form 10-K. Wherever possible, the Company has identified forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.


Results of Operations

Three Months Ended March 31, 1999 and 1998

         Net sales for the three months ended March 31, 1999 decreased 27.3% to $2,817,000 from $3,876,000 in the comparable period in 1998. The decrease in sales is due primarily to a decline in first quarter shipments from Hong Kong. The Company believes that this decline resulted from reductions in advance toy orders from retailers due to concerns over inventory levels and weak fourth quarter toy sales. Additionally, as part of its inventory reduction plan, during the first quarter of 1999 the Company sold certain discontinued merchandise at lower prices than in the comparable period of 1998.

         Gross profit as a percentage of net sales decreased to 37.7% for the three months ended March 31, 1999 compared to 40.3% for the three months ended March 31, 1998. This decrease resulted primarily from the sale of certain discontinued merchandise at lower profit margins in connection with the inventory reduction plan. Gross profit decreased 32.1% to $1,061,000 in the first quarter of 1999 from $1,563,000 in the comparable period in 1998 as a result of the decrease in sales.

         The Company's net sales and gross margin, as a percentage of sales, is to some extent dependent on its mix of business during a given time period. Variables include such factors as whether merchandise is shipped from a domestic warehouse or directly from the Far East, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         Royalty expense decreased to $111,000 in the period ended March 31, 1999 from $161,000 in the period ended March 31, 1998 primarily due to the decrease in net sales.

         General and administrative expenses decreased 21.3% to $664,000 for the first quarter of 1999 from $844,000 in the comparable 1998 period. This decrease resulted from (a) cost control measures being implemented by the Company and (b) the reimbursement from an insurance carrier of certain legal expenses incurred in previous years.

         The Company had an operating loss of $595,000 in the three months ended March 31, 1999 compared with an operating loss of $313,000 in the three months ended March 31, 1998. This difference is primarily attributable to the decrease in sales and gross profit.

         Interest expense decreased to $107,000 in the first quarter of 1999 as compared to $131,000 in the comparable period in 1998. This change was due primarily to decreased borrowings from Milberg during the year as a result of lower sales and inventory levels in the first quarter of 1999.

         The Company had a net loss of $702,000 in the first quarter of 1999 as compared to $444,000 in the first quarter of 1998. This difference is primarily attributable to the decrease in sales and gross profit.

         In 1999 and 1998, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock issued in 1996 to its redemption value as expenses in computing net loss attributable to common stockholders.

         Basic loss per share attributable to common stockholders for the three months ended March 31, 1999 totaled $.32 per share compared to a basic loss per share attributable to common stockholders of $.24 per share in the comparable period in 1998 based upon 2,239,000 and 2,089,000 weighted average shares outstanding in the three months ended March 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources in 1999 and 1998 were funds provided from operations and its factoring agreement with Milberg Factors, Inc. ("Milberg"). At March 31, 1999, working capital was $1,526,000 compared to approximately $2,164,000 at December 31, 1998.

         Cash used in operating activities in the first three months of 1999 was $785,000 as compared with $1,103,000 in the comparable period in 1998. The decrease in cash used in operations was a result of the decrease in sales and gross profit in the first three months of 1999 which was partially offset by the decline in inventory levels in 1999.

         Cash used in investing activities was $131,000 and $223,000 for the three months ended March 31, 1999 and 1998, respectively, which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products.

         Cash provided by financing activities was $859,000 and $1,333,000 in the first three months of 1999 and 1998, respectively. Funds borrowed from Milberg were used to finance the operations of the business.

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

         The Company installed a Y2K compliant MIS system at its headquarters in early 1997 and at its Hong Kong subsidiaries in late 1998. Initial testing has confirmed such systems' Y2K compliance and the Company plans further testing throughout the Y2K project. In April 1999, the MIS systems at the Company's United States manufacturing subsidiary were upgraded to Y2K compliant systems and hardware. The Company estimates that the upgrading, replacing and testing of such systems will cost approximately $25,000 which will be funded from cash flow from operations. There is no assurance at this time that software upgrades or replacements will resolve all of the Company's MIS Y2K issues.

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

         The cost of Y2K compliance and the referenced completion dates are based on management's best estimates and may be updated as additional information becomes available. Reference is made to the first paragraph of Item 2 of this report, which addresses forward-looking statements made by the Company.

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

Backlog

         Total order backlog at March 31, 1999 and 1998 was approximately $2,087,000 and $1,198,000, respectively. The Company expects substantially all of its current backlog to be filled during 1999. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

Other Information

         On April 1, 1999, the Company was notified that the Nasdaq Review Counsel had affirmed the Nasdaq Listings Qualifications Panel's October 29, 1998 decision to delist the Company's Common Stock from the Nasdaq Stock Market.

         On April 7, 1999, the Company announced that it had signed a Letter of Intent to acquire 4KIDZ, Inc. and 4KIDZ Worldwide, Ltd., two privately held toy companies. The proposed acquisitions are subject to due diligence and the Company obtaining necessary financing.

         On May 11, 1999, the Company reported that Barry Shapiro, the Company's President and Chief Executive Officer, will be resigning in order to take a position with another toy company. The Company's Board of Directors promoted Jerry Carroll, the Company's Vice President of Domestic Manufacturing, to the position of Senior Vice President and Chief Operating Officer.

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

         3.3 Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock (included in
                Exhibit 4.1 hereof).

         3.4 Certificate of Designations, Preferences and Rights of the Series B Convertible Redeemable Preferred Stock (included in
                Exhibit 4.2 hereof).

         3.5    Amended and Restated By-laws incorporated by reference to
                Exhibit 3.4 to the 1996 3rd Quarter 10-Q.

         4.1 Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10- Q filed with the Securities and Exchange Commission on November 7, 1995.

         4.2 Certificate of Designations, Preferences and Rights of the Series B Convertible Redeemable Preferred Stock, incorporated by reference to Exhibit 3.2 of the Current Report on From 8- K filed with the Securities and Exchange Commission on July 10, 1996 (the "July 1996 Form 8-K").

         4.3 Form of Warrant, dated June 26, 1995, issued to various parties in respect of the aggregate of 60,000 shares of the Company's Common Stock, incorporated by reference to Exhibit 4.2 of the July 1996 Form 8-K.

         *10 Form of stock option agreement, dated March 23, 1999, with respect to options to purchase an aggregate of 92,000 shares of the Company's Common Stock issued to certain directors of the Company.

         +27    Financial Data Schedule.

--------------------------

         *   Filed herewith.
         +   Filed with the Securities and Exchange Commission only pursuant to
             Article 5 of Regulation S-X.

(b) Reports on Form 8-K -- None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1999

                                     JUST TOYS, INC.,
                                       a Delaware corporation



                                     By:    /s/ Barry Shapiro
                                            ---------------------------------
                                            Barry Shapiro
                                            Chief Executive Officer


                                     By:    /s/ David Schwartz
                                            ---------------------------------
                                            David Schwartz
                                            Chief Financial Officer and
                                            Principal Accounting Officer