Form 10-Q
period 1999-06-30
JUST TOYS INC
filed 1999-08-16
CIK 890639

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

                  For the quarterly period ended June 30, 1999
                                       or

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                                -----------------

                         Commission File Number 0-20612

                                -----------------

                                 JUST TOYS, INC.
             (Exact Name of Registrant as specified in its Charter)

                                -----------------


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

The aggregate number of the Registrant's shares outstanding on August 11, 1999 was 2,242,581 shares of Common Stock, par value $.01 per share

--------------------------------------------------------------------------------

                        JUST TOYS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                                                             Page
                                                                                                             ----
Part I - FINANCIAL INFORMATION

       Item 1.    Financial Statements:

                  Consolidated Balance Sheets - June 30, 1999
                  and 1998 (unaudited) and December 31, 1998................................................   1

                  Consolidated Statements of Operations (unaudited)
                  for the Three Months and Six Months Ended June 30, 1999 and 1998..........................   2

                  Consolidated Statements of Cash Flows (unaudited)
                  for the Six Months Ended June 30, 1999 and 1998...........................................   3

                  Notes to Consolidated Financial Statements (unaudited)....................................   4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................................   7

Part II - OTHER INFORMATION

       Item 1.    Legal Proceedings.........................................................................  12

       Item 6.    Exhibits and Reports on Form 8-K..........................................................  13

SIGNATURES..................................................................................................  14


                                         JUST TOYS, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets



                                                                                  June 30,                     December 31,
                                                                          ------------------------             ------------
                                                                          1999                1998                 1998
                                                                          ----                ----                 ----
ASSETS
Current assets:
    Cash.......................................................      $   197,073         $   432,506          $   267,292
    Accounts receivable, net of allowances of $189,000,
       $129,000 and $458,000 (Note 2)..........................          858,848             460,345              364,791
    Inventories (Note 3).......................................        2,882,245           3,849,568            2,711,685
    Prepaid expenses and other current assets..................        1,856,261           1,804,367            1,871,758
                                                                     -----------         -----------           ----------
       Total current assets....................................        5,794,427           6,546,786            5,215,526

Property and equipment, at cost, net of  accumulated
    depreciation and amortization .............................        2,617,008           3,126,279            2,712,369
Goodwill, net of accumulated amortization......................          522,522             592,066              544,296
Other assets...................................................          124,351             105,982              131,020
                                                                     -----------         -----------           ----------

           TOTAL...............................................      $ 9,058,308         $10,371,113           $8,603,211
                                                                     ===========         ===========           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Due to factor..............................................      $ 1,679,707         $ 2,129,010           $  308,836
    Accounts payable...........................................        2,210,256           1,599,450            1,778,177
    Accrued liabilities........................................          673,285             779,119              964,964
                                                                     -----------         -----------           ----------
       Total current liabilities...............................        4,563,248           4,507,579            3,051,977

Series B Convertible Redeemable Preferred
    Stock, 650,000 shares authorized, 136,684,  294,804
    and 137,183 shares issued and outstanding (Note 5)
    (liquidation value $495,480, $1,068,665 and $497,288)......          299,721             598,338              289,405
                                                                      ----------         -----------           ----------
       Total liabilities and Series B Stock....................        4,862,969           5,105,917            3,341,382
                                                                      ----------         -----------           ----------
Commitments and contingencies..................................

Stockholders' equity (Note 4):
    Preferred stock, $1.00 par value, 2,000,000 shares authorized:
           Series A Convertible Redeemable Preferred
               Stock, 150,000 shares authorized, 120,000
               shares issued and outstanding in 1997 (liquidation
               value $120,000).................................               --             120,000                  --
    Common stock, par value $.01 per share, 15,000,000
       shares authorized, 2,238,869,  2,075,705 and 2,238,619
       issued and outstanding..................................           22,389              22,026               22,386
    Additional paid-in capital.................................       30,209,843          30,090,206           30,208,779
    Accumulated deficit........................................      (26,036,893)        (24,967,036)         (24,969,336)
                                                                     -----------         -----------          -----------
       Total stockholders' equity..............................        4,195,339           5,265,196            5,261,829
                                                                     -----------         -----------          -----------

           TOTAL...............................................      $ 9,058,308         $10,371,113          $ 8,603,211
                                                                     ===========         ===========          ===========


    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                        ---------------------------             -------------------------
                                                         1999                1998                1999              1998
                                                         ----                ----                ----              ----
                                                                (Unaudited)                            (Unaudited)

Net sales.......................................        $3,791,447            $3,616,623        $6,609,225         $7,492,258
Cost of goods sold..............................         2,175,409             2,157,283         3,931,456          4,470,287
                                                        ----------            ----------        ----------         ----------
Gross profit....................................         1,616,038             1,459,340         2,677,769          3,021,971
                                                        ----------            ----------        ----------         ----------
Expenses:
    Merchandising, selling, warehousing
       and distribution.........................           897,971               851,913         1,779,402          1,722,634
    Royalties...................................           169,076               149,260           280,134            309,777
    General and administrative..................           783,015               834,328         1,447,341          1,678,757
                                                        ----------            ----------        ----------         ----------
           Total................................         1,850,062             1,835,501         3,506,877          3,711,168
                                                        ----------            ----------        ----------         ----------
Operating loss..................................          (234,024)             (376,161)         (829,108)          (689,197)
                                                        ----------            ----------        ----------         ----------
Other income (expenses):
    Interest expense............................          (102,624)             (124,588)         (209,726)          (255,166)
                                                        ----------            ----------        ----------         ----------
Net loss........................................          (336,648)             (500,749)       (1,038,834)          (944,363)
Preferred stock dividends and
       accretion (Note 4).......................           (14,408)              (35,941)          (28,723)           (90,647)
Gain on conversion of Series B
       Stock (Note 5)...........................                 -               119,940                  -           119,940
                                                        ----------            ----------        ----------         ----------
Net loss attributable to
       common stockholders......................        $ (351,056)          $ (416,750)       $(1,067,557)        $ (915,070)
                                                        ==========           ==========        ===========         ==========

Weighted average common shares
       outstanding..............................         2,238,869            2,128,738          2,238,783          2,109,081
                                                        ==========           ==========        ===========         ==========

Per share data:

Basic and dilutive loss per share

attributable to common stockholders.............        $   (0.16)           $    (0.20)        $    (0.48)        $    (0.43)
                                                       ==========            ==========        ===========         ==========










    The accompanying notes are an integral part of the financial statements.

                                         JUST TOYS, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows


                                                                               Six Months Ended June 30,
                                                                         -------------------------------------
                                                                                1999                1998
                                                                                ----                ----
                                                                                      (Unaudited)
Cash flows from operating activities:
    Net loss...........................................................      $(1,038,834)        $ (944,363)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization...............................          380,965            408,195
           Changes in operating assets and
               liabilities:
           (Increase) decrease in:
               Accounts receivable.....................................         (494,057)          (362,567)
               Inventories.............................................         (170,560)          (135,587)
               Prepaid expenses and other current assets...............           15,497            (54,210)
               Other assets............................................            6,669              8,553
           Increase (decrease) in:
               Accounts payable........................................          432,079           (253,796)
               Accrued liabilities.....................................         (291,679)          (118,034)
                                                                             -----------        -----------
           Net cash used in operating activities ......................       (1,159,920)        (1,451,809)
                                                                             -----------        -----------

    Cash flows from investing activities:
       Acquisition of property and equipment...........................         (263,830)          (288,532)
                                                                             -----------        -----------
           Net cash used in investing activities.......................         (263,830)          (288,532)
                                                                             -----------        -----------

    Cash flows from financing activities:
       Borrowings from factor..........................................        1,370,871          2,129,010
       Cash paid in connection with conversion
         of Series B Stock (Note 5)....................................                -           (114,621)
       Dividends paid..................................................          (17,340)           (55,331)
                                                                             -----------        -----------
           Net cash provided by financing activities...................        1,353,531          1,959,058
                                                                             -----------        -----------

Net (decrease) increase in cash........................................          (70,219)           218,717

Cash - beginning of period.............................................          267,292            213,789
                                                                             -----------        -----------

Cash - end of period...................................................      $   197,073        $   432,506
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


         (3)      Reclassifications:

         Certain previously reported amounts have been reclassified to conform to the 1999 presentation and that of the Form 10-K for the year ended December 31, 1998.

Note 2 - Accounts Receivable

Accounts receivable and amounts due from factor consist of the following:

                                                                       June 30,                     December 31,
                                                                -----------------------             ------------
                                                                1999               1998                 1998
                                                                ----               ----                 ----
                                                                      (Unaudited)

Accounts receivable - factor.........................          $ 1,677,229        $ 1,858,613         $ 4,635,787
Borrowings from factor...............................           (1,677,229)        (1,858,613)         (4,635,787)
                                                               -----------        -----------          ----------
Net due from factor..................................                  - -                - -                - -
Accounts receivable - trade..........................            1,047,848            589,345             822,791
                                                               -----------        -----------          ----------
   Total accounts receivable.........................            1,047,848            589,345             822,791
Less: Accounts receivable allowances.................             (189,000)          (129,000)           (458,000)
                                                               -----------        -----------          ----------
   Total accounts receivable, net of
       allowances....................................          $   858,848        $   460,345          $  364,791
                                                               ===========        ===========          ==========


Note 3 - Inventories
--------------------

   The inventories consist of the following:

                                                                          June 30,                     December 31,
                                                                ----------------------------           ------------
                                                                1999                 1998                 1998
                                                                ----                 ----                 ----
                                                                      (Unaudited)
Finished goods.......................................           $1,643,830         $2,295,443          $2,049,996
Material components and supplies.....................            1,238,415          1,554,125             661,689
                                                                ----------         ----------          ----------
   Total.............................................           $2,882,245         $3,849,568          $2,711,685
                                                                ==========         ==========          ==========


Note 4 - Stockholders' Equity
-----------------------------

Stockholders' equity consists of the following:

                                                   Common         Additional Paid-in        Accumulated
                                                   Stock               Capital                Deficit               Total
                                                  ---------       ------------------       -------------        -----------
Balance December 31, 1998.................          $22,386            $30,208,779          $(24,969,336)        $5,261,829
Conversion of Series B Stock to
   Common Stock (Note 5)..................                3                 1,064                                     1,067
Net loss (unaudited)......................                                                    (1,038,834)        (1,038,834)
Preferred Stock dividends and
   accretion..............................                                                       (28,723)           (28,723)
                                                    -------            -----------          ------------         ----------
Balance June 30, 1999
   (unaudited)............................          $22,389            $30,209,843          $(26,036,893)        $4,195,339
                                                    =======            ===========          ============         ==========

                                       -5-

Note 5 - Conversion of Series B Stock
-------------------------------------

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

Note 6 - Segment Information
----------------------------

         Information regarding the Company's business segments for the six month period ended June 30, 1999 and 1998 are as follows:

                                                       June 30, 1999                          June 30, 1998
                                            ---------------------------------        ------------------------------
                                            United States           Hong Kong        United States        Hong Kong
                                            -------------           ---------        -------------       ----------
Net sales .............................        4,576,514            2,032,711          4,826,340         2,665,918
Operating income (loss)................         (812,405)             (16,703)          (652,776)          (36,421)
Identifiable assets (1)................        6,219,429            2,831,214          8,562,435         1,801,013

(1) Excludes corporate assets of $7,665 at June 30, 1999 and 1998, respectively.


Note 7 - Litigation
-------------------

         The Company and the plaintiffs in the Toys "R" Us class actions have agreed in principle to a settlement under which the Company will pay $30,000. The settlement is subject to court approval.

Note 8 - Subsequent Event
-------------------------

         On August 2, 1999, the Company announced that it had terminated its previously announced Letter of Intent to acquire 4KIDZ, Inc. and 4KIDZ Worldwide, Ltd., two privately held toy companies.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


         This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of Just Toys, Inc. (the "Company") with respect to, among other things, future business conditions and the outlook for the Company including trends affecting the Company's business, financial condition and results of operations. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: changes in consumer preferences, dependence on a limited number of major customers, reliance on manufacturers based in the Far East, competition from major toy companies, seasonality and quarterly fluctuations, government regulation, as well as the items set forth under "Business--Certain Cautionary Factors" in the Company's December 31, 1998 Annual Report on Form 10-K. Wherever possible, the Company has identified forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Three Months Ended June 30, 1999 and 1998

         Net sales for the three months ended June 30, 1999 increased 4.8% to $3,791,000 from $3,617,000 in the comparable period in 1998. The increase in sales is due primarily to improved sales at grocery and drug chains and inventory replenishment at retailers that had allowed inventories to drop to low levels during the prior three months.

         Gross profit as a percentage of net sales increased to 42.6% for the three months ended June 30, 1999 compared to 40.4% for the three months ended June 30, 1998. This increase resulted primarily from revenues earned by one of the Company's Hong Kong subsidiaries in its capacity as a product sourcing agent for unrelated third parties ("Third Party Agent Revenues"). Gross profit increased 10.7% to $1,616,000 in the second quarter of 1999 from $1,459,000 in the comparable period in 1998 as a result of the increase in sales and Third Party Agent Revenues.

         The Company's net sales and gross profit, as a percentage of sales, is to some extent dependent on its mix of business during a given time period. Variables include such factors as whether merchandise is shipped from a domestic warehouse or directly from the Far East, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         Royalty expense increased as a percentage of net sales to 4.5% in the period ended June 30, 1999 from 4.1% for the period ended June 30, 1998 primarily due to an increase in net sales of products subject to royalties.

         General and administrative expenses decreased 6.2% to $783,000 for the second quarter of 1999 from $834,000 in the comparable 1998 period. This decrease resulted from cost control measures implemented by the Company.

         The Company had an operating loss of $234,000 in the three months ended June 30, 1999 compared with an operating loss of $376,000 in the three months ended June 30, 1998. This difference is primarily attributable to the increase in sales and Third Party Agent Revenues.

         Interest expense decreased to $103,000 in the second quarter of 1999 as compared to $125,000 in the comparable period in 1998. This change was due primarily to decreased borrowings from the Company's factor Milberg Factors, Inc. ("Milberg") during the quarter as a result of lower sales and inventory levels in the second quarter of 1999.

         The Company had a net loss of $337,000 in the second quarter of 1999 as compared to $501,000 in the second quarter of 1998. This difference is primarily attributable to the increase in sales and Third Party Agent Revenues.

         In 1999 and 1998, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock issued in 1996 to its redemption value as expenses in computing net loss attributable to common stockholders.

         Basic loss per share attributable to common stockholders for the three months ended June 30, 1999 totaled $.16 per share compared to a basic loss per share attributable to common stockholders of $.20 per share in the comparable period in 1998 based upon 2,239,000 and 2,129,000 weighted average shares outstanding in the three months ended June 30, 1999 and 1998, respectively. Net loss attributable to common stockholders during the second quarter of 1998 was reduced by a gain of $119,940 on the conversion of Series B Stock to Common Stock.

Six Months Ended June 30, 1999 and 1998

         Net sales for the six months ended June 30, 1999 decreased 11.8% to $6,609,000 from $7,492,000 in the comparable period in 1998. The decrease in sales is due primarily to a decline in first quarter shipments from Hong Kong. The Company believes that this decline resulted from reductions in advance toy orders from retailers due to concerns over inventory levels and weak fourth quarter 1998 toy sales. Additionally, as part of its inventory reduction plan, during the first quarter of 1999 the Company sold certain discontinued merchandise at lower prices than in the comparable period of 1998.

         Gross profit as a percentage of net sales increased to 40.5% for the six months ended June 30, 1999 compared to 40.3% for the six months ended June 30, 1998. Gross profit decreased 11.4% to $2,678,000 in the second quarter of 1999 from $3,022,000 in the comparable period in 1998 as a result of the decrease in sales.

         The Company's net sales and gross profit, as a percentage of sales, is to some extent dependent on its mix of business during a given time period. Variables include such factors as whether merchandise is shipped from a domestic warehouse or directly from the Orient, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         Royalty expense decreased to $280,000 in the period ended June 30, 1999 from $310,000 in the period ended June 30, 1998 primarily due to the decrease in net sales.

         General and administrative expenses decreased 13.8% to $1,447,000 for the first six months of 1999 from $1,679,000 in the comparable 1998 period. This decrease resulted from (a) cost control measures implemented by the Company and
(b) the reimbursement from an insurance carrier of certain legal expenses incurred in previous years.

         The Company had an operating loss of $829,000 in the six months ended June 30, 1999 compared with an operating loss of $689,000 in the six months ended June 30, 1998. This difference is primarily attributable to the decrease in sales and gross profit.

         Interest expense decreased to $210,000 in the first six months of 1999 as compared to $255,000 in the comparable period in 1998. This change was due primarily to decreased borrowings from Milberg during the six-month period ended June 30, 1999 as a result of lower sales and inventory levels.

         The Company had a net loss of $1,039,000 in the first six months of 1999 as compared to $944,000 in the first six months of 1998. This difference is primarily attributable to the decrease in sales and gross profit.

         In 1999 and 1998, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock issued in 1996 to its redemption value as expenses in computing net loss attributable to common stockholders.

         Basic loss per share attributable to common stockholders for the six months ended June 30, 1999 totaled $.48 per share compared to a basic loss per share attributable to common stockholders of $.43 per share in the comparable period in 1998 based upon 2,239,000 and 2,109,000 weighted average shares outstanding in the six months ended June 30, 1999 and 1998, respectively. Net loss attributable to common stockholders during the six months ended June 30, 1998 was reduced by a gain of $119,940 on the conversion of Series B Stock to Common Stock.

Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources in 1999 and 1998 were funds provided from operations and its factoring agreement with Milberg. At June 30, 1999, working capital was $1,231,000 compared to approximately $2,164,000 at December 31, 1998.

         Cash used in operating activities in the first six months of 1999 was $1,160,000 as compared with $1,452,000 in the comparable period in 1998. The decrease in cash used in operations was a result of the decrease in sales and gross profit in the six months of 1999.

         Cash used in investing activities was $264,000 and $289,000 for the six months ended June 30, 1999 and 1998, respectively, which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products.

         Cash provided by financing activities was $1,354,000 and $1,959,000 in the first six months of 1999 and 1998, respectively. Funds borrowed from Milberg were used to finance the operations of the business.

         The Company's factoring agreement with Milberg provides for advances equal to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is 0.65% of receivables. Advances bear interest at the rate of prime plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the Company's inventory located in the United States. Such advances also bear interest at the rate of prime plus one percent. Additionally, the factoring arrangement with Milberg is secured by a mortgage on the real property owned by the Company's manufacturing subsidiary.

         During the six months ended June 30, 1999 and 1998, 499 and 227,050 shares of Series B Stock, respectively, were converted into an equivalent number of shares of Common Stock.

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

         The Company's Y2K project is intended to reduce the effects on the Company's business of the Y2K Issue. The Y2K project involves: (i) an inventory of Y2K items and an assessment of the Y2K compliance of items determined to be material to the Company; (ii) upgrading or replacing material items that are determined not to be Y2K compliant; (iii) testing material items and evaluating Y2K compliance of the Company's customers, suppliers and contractors; and (iv) designing and implementing contingency plans. All phases of the project are being performed by the Company. Testing of the Company's computer systems and programs as upgraded or replaced under conditions simulating actual use is an ongoing process being performed internally and with various outside third parties including the Company's customers.

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

         The Company installed a Y2K compliant MIS system at its headquarters in early 1997 and at its Hong Kong subsidiaries in late 1998. Initial testing has confirmed such systems' Y2K compliance and the Company plans further testing throughout the Y2K project. In April 1999, the MIS systems at the Company's United States manufacturing subsidiary were upgraded to Y2K compliant systems and hardware. The Company estimates that the upgrading, replacing and testing of such systems have cost approximately $25,000 in 1999 which were funded from cash flow from operations. There is no assurance at this time that software upgrades or replacements will resolve all of the Company's MIS Y2K issues.

         The Company has installed and successfully tested Y2K compliant EDI software. The Company is communicating with its customers, contractors and suppliers to evaluate their EDI Y2K compliance. Nothing has come to the Company's attention that would lead the Company to believe that its key customers, contractors and suppliers will not be EDI Y2K compliant prior to December 31, 1999. The Company believes that over the upcoming months its major customers will continue to test their EDI systems for internal, intermediary and supplier Y2K compliance. The Company would be unable to receive and invoice orders from a customer through EDI if the customer or its EDI intermediaries are not Y2K compliant. In such event, the Company would revert to manual order processing. Although the Company does not transmit electronic orders to its contractors and suppliers, delays or non-delivery of goods to the Company could arise from Y2K Issues affecting their businesses.

         The Company's initial tests have confirmed that the Company's local area network operating system is Y2K compliant. The Company intends to upgrade or replace any manufacturing operations software or other personal computer based software found not to be Y2K compliant. The Company also intends to replace personal computers found not to be Y2K compliant. The Company expects the software upgrades and replacements and personal computer replacements to be completed by October 1999 at an estimated cost of approximately $25,000.

         The Company is continuing its assessment of the compliance of its non-information technology systems, which include telephone and alarm systems, fax machines and other miscellaneous systems. It is believed that the majority of these systems will not be affected by the Y2K Issue and the Company anticipates that all significant systems not as yet compliant will be by December 31, 1999.

         The failure to correct a material Y2K Issue could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Particularly because of the uncertainty of the Y2K readiness of customers, suppliers and contractors, the Company is unable to assess at this time whether the consequences of the Y2K Issue will have a material impact on the Company's results of operations, liquidity or financial condition. However, the most likely impact on the Company would be a reduced level of activity in the early part of the first quarter of the year 2000, a time at which, as a result of the seasonability of the Company's business, its activities in sales, manufacturing and sourcing are at their low.

         To date, the Company has not established a contingency plan for possible Y2K Issues. Where needed, the Company intends to establish contingency plans based on its testing and evaluating experience.

         The Company estimates that the total cost of Y2K compliance will be approximately $125,000. To date, the cost to the Company of Y2K compliance has been approximately $100,000.

         The cost of Y2K compliance and the referenced completion dates are based on management's best estimates and may be updated as additional information becomes available. Reference is made to the first paragraph of Item 2 of this report, which addresses forward-looking statements made by the Company.

Seasonality

         The toy industry is typically seasonal in nature due to the heavy demand for toy products during the Christmas season. During the past several years, the Company has experienced a shift in its revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company expects that this trend will continue due to industry changes and due to changes to its product mix. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and
(c) failure to achieve tight and compressed shipping schedules.

Backlog

         Total order backlog at June 30, 1999 and 1998 was approximately $2,439,000 and $2,364,000, respectively. The Company expects substantially all of its current backlog to be filled during 1999. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

Other Information

         On August 2, 1999, the Company announced that it had terminated its previously announced Letter of Intent to acquire 4KIDZ, Inc. and 4KIDZ Worldwide, Ltd., two privately held toy companies.



                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company and the plaintiffs in the Toys "R" Us class actions have agreed in principle to a settlement under which the Company will pay $30,000. The settlement is subject to court approval.

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

*10.1 Letter Agreement, dated June 24, 1999, between the Company and Gerard Klauer Mattison & Co., Inc.

*10.2 Letter Agreement, dated May 20, 1999, between the Company and Gerard Klauer Mattison & Co., Inc.

+27    Financial Data Schedule

-----------------------

* Filed herewith
+ Filed with the Securities and Exchange Commission only pursuant to
  Article 5 of Regulation S-X.

(b) Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1999

                                JUST TOYS, INC.,
                                  a Delaware corporation




                                By:    /s/ Jerry Carroll
                                       -----------------------------
                                       Jerry Carroll
                                       Chief Operating Officer



                                By:    /s/ David Schwartz
                                       -----------------------------
                                       David Schwartz
                                       Chief Financial Officer and
                                       Principal Accounting Officer