Form 10-Q
period 1999-09-30
JUST TOYS INC
filed 1999-11-15
CIK 890639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                                _______________

                         Commission File Number 0-20612

                                _______________


                                 JUST TOYS, INC.
             (Exact Name of Registrant as specified in its Charter)

                                _______________


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


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate number of the Registrant's shares outstanding on November 8, 1999 was 2,242,581 shares of Common Stock, par value $.01 per share

                        JUST TOYS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                         Page
                                                                                         ----
Part I - FINANCIAL INFORMATION

    Item 1. Financial Statements:
            Consolidated Balance Sheets - September 30, 1999
            and 1998 (unaudited) and December 31, 1998  . . . . . . . . . . . . . . . . .  1

            Consolidated Statements of Operations (unaudited)
            for the Three Months and Nine Months Ended September 30, 1999 and 1998  . . .  2

            Consolidated Statements of Cash Flows (unaudited)
            for the Nine Months Ended  September 30, 1999 and 1998  . . . . . . . . . . .  3

            Notes to Consolidated Financial Statements (unaudited) .  . . . . . . . . . .  4

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . . . . . . . .  7

Part II - OTHER INFORMATION

    Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

    Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . 13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                        JUST TOYS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                            September 30,                December 31,
                                                                 --------------------------------        ------------
                                                                      1999                1998               1998
                                                                      ----                ----               ----
                                                                           (Unaudited)
ASSETS

Current assets:
   Cash  .  . . . . . . . . . . . . . . . . . . . . . . . . .    $   231,119          $   414,545        $   267,292
   Accounts receivable, net of allowances of $290,000,
      $192,000 and $458,000 (Note 2). . . . . . . . . . . . .        407,881              949,804            364,791
   Inventories (Note 3) . . . . . . . . . . . . . . . . . . .      3,228,304            4,065,117          2,711,685
   Prepaid  expenses and other current assets . . . . . . . .      1,867,087            1,715,735          1,871,758
                                                                 -----------          -----------        -----------
      Total current assets  . . . . . . . . . . . . . . . . .      5,734,391            7,145,201          5,215,526

Property and equipment, at cost, net of accumulated
   depreciation and amortization  . . . . . . . . . . . . . .      2,533,486            2,992,308          2,712,369
Goodwill, net of accumulated amortization.  . . . . . . . . .        511,635              580,681            544,296
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .        124,351              127,175            131,020
                                                                 -----------          -----------        -----------

                  TOTAL  .  . . . . . . . . . . . . . . . . .    $ 8,903,863          $10,845,365        $ 8,603,211
                                                                 ===========          ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Due to factor  . . . . . . . . . . . . . . . . . . . . . .   $  1,404,688         $  1,827,783      $     308,836
   Accounts payable . . . . . . . . . . . . . . . . . . . . .      2,315,002            2,469,855          1,778,177
   Accrued liabilities .  . . . . . . . . . . . . . . . . . .        856,698              887,138            964,964
                                                                 -----------          -----------        -----------
       Total current liabilities  . . . . . . . . . . . . . .      4,576,388            5,184,776          3,051,977

Series B Convertible Redeemable Preferred
  Stock, 650,000 shares authorized, 129,261, 292,675
  and 137,183 shares issued and outstanding (Note 5)
  (liquidation value $468,571, $1,060,947 and $497,288).  . .        288,977              605,613            289,405
                                                                 -----------          -----------        -----------
       Total liabilities and Series B Stock . . . . . . . . .      4,865,365            5,790,389          3,341,382
                                                                 -----------          -----------        -----------
Commitments and contingencies . . . . . . . . . . . . . . . .

Stockholders' equity (Note 4):
   Preferred stock, $1.00 par value, 2,000,000 shares authorized:
       Series A Convertible Redeemable Preferred
       Stock, 150,000 shares authorized, 120,000
       shares issued and outstanding in 1998
       (liquidation value $120,000). . . . . . . . . . . . . .            --              120,000                 --
   Common stock, par value $.01 per share, 15,000,000
       shares authorized, 2,242,581, 2,203,673 and 2,238,619
       issued and outstanding.  . . . . . . . . . . . . . . .         22,426               22,037             22,386
   Additional paid-in capital . . . . . . . . . . . . . . . .     30,226,187           30,087,437         30,208,779
   Accumulated deficit  . . . . . . . . . . . . . . . . . . .    (26,210,115)         (25,174,498)       (24,969,336)
                                                                 -----------          -----------        -----------
       Total stockholders' equity . . . . . . . . . . . . . .      4,038,498            5,054,976          5,261,829
                                                                 -----------          -----------        -----------

                TOTAL.  . . . . . . . . . . . . . . . . . . .    $ 8,903,863          $10,845,365        $ 8,603,211
                                                                 ===========          ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                                   --------------------------------      -------------------------------
                                                        1999             1998                1999             1998
                                                        ----             ----                ----             ----
                                                              (Unaudited)                          (Unaudited)
Net sales  . . . . . . . . . . . . . . . . . . .   $5,555,545        $5,119,646          $12,164,770     $12,611,904
Cost of goods sold . . . . . . . . . . . . . . .    3,468,055         3,096,283            7,399,511       7,566,570
                                                   ----------        ----------          -----------     -----------
Gross profit . . . . . . . . . . . . . . . . . .    2,087,490         2,023,363            4,765,259       5,045,334
                                                   ----------        ----------          -----------     -----------
Expenses:
   Merchandising, selling, warehousing
        and distribution . . . . . . . . . . . .      996,161           989,127            2,775,563       2,711,761
   Royalties . . . . . . . . . . . . . . . . . .      281,968           208,053              562,102         517,830
   General and administrative  . . . . . . . . .      822,622           858,850            2,269,963       2,537,607
                                                   ----------        ----------          -----------     -----------
              Total .  . . . . . . . . . . . . .    2,100,751         2,056,030            5,607,628       5,767,198
                                                   ----------        ----------          -----------     -----------
Operating loss . . . . . . . . . . . . . . . . .      (13,261)          (32,667)            (842,369)       (721,864)
                                                   ----------        ----------          -----------     -----------
Other income (expenses):
   Interest expense  . . . . . . . . . . . . . .     (146,122)         (146,925)            (355,848)       (402,091)
                                                   ----------        ----------          -----------     -----------
Net loss . . . . . . . . . . . . . . . . . . . .     (159,383)         (179,592)          (1,198,217)     (1,123,955)
Preferred stock dividends and
      accretion (Note 4) . . . . . . . . . . . .      (13,839)          (31,846)             (42,562)       (122,493)
Gain on conversion of Series B
      Stock (Note 5) . . . . . . . . . . . . . .           --             3,976                   --         123,916
                                                   ----------        ----------          -----------     -----------
Net loss attributable to
      common stockholders  . . . . . . . . . . .   $ (173,222)       $ (207,462)         $(1,240,779)    $(1,122,532)
                                                   ==========        ==========          ===========     ===========
Weighted average common shares
      outstanding .  . . . . . . . . . . . . . .    2,241,169         2,202,848            2,239,587       2,140,680
                                                   ==========        ==========          ===========     ===========
Per share data:

Basic and dilutive loss per share
attributable to common stockholders  . . . . . .       $(0.08)           $(0.09)              $(0.55)         $(0.52)
                                                       ======            ======               ======          ======

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                   Nine Months Ended September 30,
                                                                                 ---------------------------------
                                                                                      1999                1998
                                                                                      ----                ----
                                                                                            (Unaudited)
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(1,198,217)      $(1,123,955)
  Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization . . . . . . . . . . . . . . . .          569,044           624,332
              Changes in operating assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable . . . . . . . . . . . . . . . . . . .          (43,090)         (852,026)
                  Inventories  .  . . . . . . . . . . . . . . . . . . . . .         (516,619)         (351,136)
                  Prepaid expenses and other current assets . . . . . . . .            4,671            34,422
                  Other assets  . . . . . . . . . . . . . . . . . . . . . .            6,669           (12,640)
              Increase (decrease) in:
                  Accounts payable  . . . . . . . . . . . . . . . . . . . .          536,825           616,609
                  Accrued liabilities . . . . . . . . . . . . . . . . . . .         (108,266)          (10,015)
                                                                                 -----------       -----------
              Net cash used in operating activities . . . . . . . . . . . .         (748,983)       (1,074,409)
                                                                                 -----------       -----------
  Cash flows from investing activities:
      Acquisition of property and equipment . . . . . . . . . . . . . . . .         (357,500)         (359,313)
              Net cash used in investing activities . . . . . . . . . . . .         (357,500)         (359,313)
  Cash flows from financing activities:
      Borrowings from factor  . . . . . . . . . . . . . . . . . . . . . . .        1,095,852         1,827,783
      Cash paid in connection with conversion
        of Series B Stock (Note 5). . . . . . . . . . . . . . . . . . . . .                -          (117,778)
      Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (25,542)          (75,527)
                                                                                 -----------       -----------
             Net cash provided by financing activities. . . . . . . . . . .        1,070,310         1,634,478
                                                                                 -----------       -----------

Net (decrease) increase in cash . . . . . . . . . . . . . . . . . . . . . .          (36,173)          200,756

Cash - beginning of period  . . . . . . . . . . . . . . . . . . . . . . . .          267,292           213,789
                                                                                 -----------       -----------

Cash - end of  period.  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   231,119       $   414,545
                                                                                 ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Just Toys, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

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

Note 2 - Accounts Receivable

         Accounts receivable and amounts due from factor consist of the following:

                                                                            September 30,           December 31,
                                                                      ------------------------      ------------
                                                                        1999             1998            1998
                                                                        ----             ----            ----
                                                                             (Unaudited)
Accounts receivable - factor  . . . . . . . . . . . . . . . . .     $3,249,454        $2,651,234     $4,635,787
Borrowings from factor  . . . . . . . . . . . . . . . . . . . .     (3,249,454)       (2,651,234)    (4,635,787)
                                                                    ----------        ----------      ---------
Net due from factor . . . . . . . . . . . . . . . . . . . . . .            --                --              --
Accounts receivable - trade.  . . . . . . . . . . . . . . . . .        697,881         1,141,804        822,791
                                                                    ----------        ----------      ---------
     Total accounts receivable. . . . . . . . . . . . . . . . .        697,881         1,141,804        822,791
Less: Accounts receivable allowances  . . . . . . . . . . . . .       (290,000)         (192,000)      (458,000)
                                                                    ----------        ----------      ---------
     Total accounts receivable, net of
          allowances  . . . . . . . . . . . . . . . . . . . . .     $  407,881        $  949,804     $  364,791
                                                                    ==========        ==========     ==========

Note 3 - Inventories

         The inventories consist of the following:

                                                                            September 30,           December 31,
                                                                      ------------------------      ------------
                                                                        1999             1998            1998
                                                                        ----             ----            ----
                                                                             (Unaudited)

Finished goods. . . . . . . . . . . . . . . . . . . . . . . . .     $2,115,833        $2,593,016     $2,049,996
Material components and supplies. . . . . . . . . . . . . . . .      1,112,471         1,472,101        661,689
                                                                    ----------        ----------      ---------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,228,304        $4,065,117     $2,711,685
                                                                    ==========        ==========     ==========

Note 4 - Stockholders' Equity

         Stockholders' equity consists of the following:

                                                       Common      Additional Paid-in      Accumulated
                                                       Stock            Capital              Deficit        Total
                                                       ------      ------------------      -----------      -----
Balance December 31, 1998 . . . . . . . . . . . .      $22,386        $30,208,779      $(24,969,336)     $5,261,829
Conversion of Series B Stock to
    Common Stock (Note 5) . . . . . . . . . . . .           40             17,408               --           17,448
Net loss (unaudited). . . . . . . . . . . . . . .           --                 --        (1,198,217)     (1,198,217)
Preferred Stock dividends and
    accretion . . . . . . . . . . . . . . . . . .           --                 --           (42,562)        (42,562)
                                                       -------        -----------      ------------      ----------
Balance September 30, 1999
    (unaudited) . . . . . . . . . . . . . . . . .      $22,426        $30,226,187      $(26,210,115)     $4,038,498
                                                       =======        ===========      ============      ==========

                                      -5-

Note 5 - Conversion of Series B Preferred Stock

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

Note 6 - Segment Information

         Information regarding the Company's business segments for the nine month period ended September 30, 1999 and 1998 are as follows:

                                                   September 30, 1999                      September 30, 1998
                                           ---------------------------------       ----------------------------------
                                            United States         Hong Kong         United States          Hong Kong
                                            -------------         ---------         -------------          ---------
Net Sales . . . . . . . . . . . . . . .      $ 8,231,909          $3,932,861         $8,133,724           $4,478,180

Operating income (loss). . . . . . . .       $(1,006,360)         $  163,991         $ (802,357)          $   80,493

Identifiable assets (1) . . . . . . . .      $ 6,439,866          $2,456,332         $8,193,986           $2,643,714

(1) Excludes corporate assets of $7,665 at September 30, 1999 and 1998, respectively.


Note 7 - Litigation

         The Company and the plaintiffs in the Toys "R" Us class actions have agreed to a settlement under which the Company will pay $30,000. The settlement is subject to court approval.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


         This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of Just Toys, Inc. (the "Company") with respect to, among other things, future business conditions and the outlook for the Company including trends affecting the Company's business, financial condition and results of operations. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: changes in consumer preferences, dependence on a limited number of major customers, reliance on manufacturers based in Asia, competition from major toy companies, seasonality and quarterly fluctuations, government regulation, as well as the items set forth under "Business--Certain Cautionary Factors" in the Company's December 31, 1998 Annual Report on Form 10-K. Wherever possible, the Company has identified forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Three Months Ended September 30, 1999 and 1998

         Net sales for the three months ended September 30, 1999 increased 8.5% to $5,556,000 from $5,120,000 in the comparable period in 1998. The increase in sales is due primarily to the introduction and sale of new products to the Company's major customers and to improved sales to grocery and drug chains.

         Gross profit as a percentage of net sales decreased to 37.6% for the three months ended September 30, 1999 compared to 39.5% for the three months ended September 30, 1998. This decrease resulted primarily from changes in the product mix purchased by retailers and the shipping locations of such products in the three month period ended September 30, 1999. Gross profit increased 3.2% to $2,087,000 in the third quarter of 1999 from $2,023,000 in the comparable period in 1998 as a result of the increase in sales.

         The Company's net sales and gross profit, as a percentage of sales, is to some extent dependent on its mix of business during a given time period. Variables include such factors as whether merchandise is shipped from a domestic warehouse or directly from Asia, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         Royalty expense increased to $282,000, or 5.1% of net sales, in the period ended September 30, 1999 from $208,000, or 4.1% of net sales, for the period ended September 30, 1998 primarily due to an increase in net sales of products subject to royalties.

         General and administrative expenses decreased 4.2% to $823,000 for the third quarter of 1999 from $859,000 in the comparable 1998 period. This decrease resulted from cost control measures implemented by the Company. Included in the third quarter 1999 general and administrative expenses are approximately $100,000 for professional fees incurred by the Company in connection with its proposed acquisition of 4KIDZ, Inc. and 4KIDZ Worldwide, Ltd. (collectively "4KIDZ"), which acquisition was terminated during the period.

         The Company had an operating loss of $13,000 in the three months ended September 30, 1999 compared with an operating loss of $33,000 in the three months ended September 30, 1998.

         Interest expense was $146,000 in the third quarter of 1999 as compared to $147,000 in the comparable period in 1998.

         The Company had a net loss of $159,000 in the third quarter of 1999 as compared to $180,000 in the third quarter of 1998.

         In 1999 and 1998, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock to its redemption value as expenses in computing net loss attributable to common stockholders.

         Basic loss per share attributable to common stockholders for the three months ended September 30, 1999 totaled $.08 per share compared to a basic loss per share attributable to common stockholders of $.09 per share in the comparable period in 1998 based upon 2,241,000 and 2,203,000 weighted average shares outstanding in the three months ended September 30, 1999 and 1998, respectively. Net loss attributable to common stockholders during the third quarter of 1998 was reduced by a gain of $3,976 on the conversion of Series B Stock to Common Stock.

Nine Months Ended September 30, 1999 and 1998

         Net sales for the nine months ended September 30, 1999 decreased 3.5% to $12,165,000 from $12,612,000 in the comparable period in 1998. The decrease in sales is due primarily to a decline in first quarter shipments from Hong Kong. The Company believes that this decline resulted from reductions in advance toy orders from retailers due to concerns over inventory levels and weak fourth quarter 1998 toy sales. The decline in sales in the first quarter has been partially offset by increases in sales in the second and third quarters of 1999 from the comparable periods during 1998.

         Gross profit as a percentage of net sales decreased to 39.2% for the nine months ended September 30, 1999 compared to 40.0% for the nine months ended September 30, 1998. This decrease resulted primarily from changes in the product mix purchased by retailers and the shipping locations of such products in the nine month period ended September 30, 1999. Gross profit decreased 5.6% to $4,765,000 in the third quarter of 1999 from $5,045,000 in the comparable period in 1998 as a result of the decrease in sales.

         The Company's net sales and gross profit, as a percentage of sales, is to some extent dependent on its mix of business during a given time period. Variables include such factors as whether merchandise is shipped from a domestic warehouse or directly from Asia, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         Royalty expense increased to $562,000, or 4.6% of net sales, in the period ended September 30, 1999 from $518,000, or 4.1% of net sales, in the period ended September 30, 1998 primarily due to an increase in net sales of products subject to royalties.

         General and administrative expenses decreased 10.5% to $2,270,000 for the first nine months of 1999 from $2,538,000 in the comparable 1998 period. This decrease resulted from (a) cost control measures implemented by the Company and (b) the reimbursement from an insurance carrier of certain legal expenses incurred in previous years. Included in the third quarter 1999 general and administrative expenses are approximately $100,000 for professional fees incurred by the Company in connection with its proposed acquisition of 4KIDZ, which acquisition was terminated during the period.

         The Company had an operating loss of $842,000 in the nine months ended September 30, 1999 compared with an operating loss of $722,000 in the nine months ended September 30, 1998. This difference is primarily attributable to the decrease in sales and gross profit.

         Interest expense decreased to $356,000 in the first nine months of 1999 as compared to $402,000 in the comparable period in 1998. This change was due primarily to decreased borrowings from Milberg Factors, Inc. ("Milberg") during the nine-month period ended September 30, 1999 as a result of lower sales and inventory levels.

         The Company had a net loss of $1,198,000 in the first nine months of 1999 as compared to $1,124,000 in the first nine months of 1998. This difference is primarily attributable to the decrease in sales and gross profit.

         In 1999 and 1998, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock to its redemption value as expenses in computing net loss attributable to common stockholders.

         Basic loss per share attributable to common stockholders for the nine months ended September 30, 1999 totaled $.55 per share compared to a basic loss per share attributable to common stockholders of $.52 per share in the comparable period in 1998 based upon 2,240,000 and 2,141,000 weighted average shares outstanding in the nine months ended September 30, 1999 and 1998, respectively. Net loss attributable to common stockholders during the nine months ended September 30, 1998 was reduced by a gain of $123,916 on the conversion of Series B Stock to Common Stock.

Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources in 1999 and 1998 were funds provided from operations and its factoring agreement with Milberg. At September 30, 1999, working capital was $1,158,000 compared to approximately $2,164,000 at December 31, 1998.

         Cash used in operating activities in the first nine months of 1999 was $749,000 as compared with $1,074,000 in the comparable period in 1998.

         Cash used in investing activities was $358,000 and $359,000 for the nine months ended September 30, 1999 and 1998, respectively, which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products.

         Cash provided by financing activities was $1,070,000 and $1,634,000 in the first nine months of 1999 and 1998, respectively. Funds borrowed from Milberg were used to finance the operations of the business.

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

         During the nine months ended September 30, 1999 and 1998, 7,922 and 229,179 shares of Series B Stock, respectively, were converted into 3,962 and 114,589 shares of Common Stock, respectively.

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

         The Company installed a Y2K compliant MIS system at its headquarters in early 1997 and at its Hong Kong subsidiaries in late 1998. In April 1999, the MIS systems at the Company's United States manufacturing subsidiary were upgraded to Y2K compliant systems and hardware. Although there is no assurance that software upgrades or replacements will resolve all of the Company's MIS Y2K Issues, the Company's testing of such systems has not found any material Y2K Issues. The Company estimates that the upgrading, replacing and testing of such systems cost approximately $25,000 in 1999 which was funded from cash flow from operations.

         The Company has installed and successfully tested Y2K compliant EDI software. The Company is communicating with its customers, contractors and suppliers to evaluate their EDI Y2K compliance. Nothing has come to the Company's attention that would lead the Company to believe that its key customers, contractors and suppliers will not be EDI Y2K compliant prior to December 31, 1999. The Company believes that its major customers will continue to test their EDI systems for internal, intermediary and supplier Y2K compliance. The Company would be unable to receive and invoice orders from a customer through EDI if the customer or its EDI intermediaries are not Y2K compliant. In such event, the Company would revert to manual order processing. Although the Company does not transmit electronic orders to its contractors and suppliers, delays or non-delivery of goods to the Company could arise from Y2K Issues affecting their businesses.

         To date, the Company's tests have confirmed that the Company's local area network operating system is Y2K compliant. The Company has upgraded or replaced any manufacturing operations software or other personal computer based software found not to be Y2K compliant. The Company also has replaced personal computers found not to be Y2K compliant. Although there is no assurance that the hardware and software upgrades or replacements will resolve all of the Company's Y2K Issues, the Company's testing of such systems has not found any material Y2K Issues. The Company has completed the software upgrades and replacements and personal computer replacements by October 1999 at an estimated cost of approximately $25,000.

         The Company has confirmed Y2K compliance of its material non-information technology systems, which include telephone and alarm systems and fax machines. The Company is continuing its assessment of other miscellaneous systems.

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

         Although the Company has not yet formulated a formal overall contingency plan to address difficulties that may arise from Y2K noncompliance of its principal computer systems or those of key third parties, it has assessed and will continue to consider its alternatives as the process continues.

         The Company estimates that the total cost of Y2K compliance will be approximately $125,000. To date, the cost to the Company of Y2K compliance has been approximately $120,000.

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

Backlog

         Total order backlog at September 30, 1999 and 1998 was approximately $1,263,000 and $1,509,000, respectively. The Company expects substantially all of its current backlog to be filled during 1999. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.



                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company and the plaintiffs in the Toys "R" Us class actions have agreed to a settlement under which the Company will pay $30,000. The settlement is subject to court approval.

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

Dated:   November 11, 1999

                                          JUST TOYS, INC.,
                                          a Delaware corporation




                                          By: /s/ Jerry Carroll
                                              ----------------------------------
                                              Jerry Carroll
                                              Chief Operating Officer



                                          By: /s/ David Schwartz
                                              ----------------------------------
                                              David Schwartz
                                              Chief Financial Officer and
                                              Principal Accounting Officer