Form 10-K
period 1999-12-31
JUST TOYS INC
filed 2000-03-30
CIK 890639

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1999

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

                  20 Livingstone Avenue, Dobbs Ferry, NY 10522
              (Address of principal executives offices) (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value at March 24, 2000 of shares of the Registrant's Common Stock, par value $.01 per share (based upon the mean between the bid and asked price of such stock as reflected in the over-the-counter market on such date) held by non-affiliates of the Registrant was approximately $2,721,836. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

At March 24, 2000, there were 2,242,581 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

================================================================================

                                 JUST TOYS, INC.

                               Index to Form 10-K


Item Number                                                                 Page
-----------                                                                 ----

PART I.........................................................................1
  ITEM 1  - BUSINESS...........................................................1
  ITEM 2  - PROPERTIES.........................................................9
  ITEM 3  - LEGAL PROCEEDINGS.................................................10
  ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

PART II.......................................................................11
  ITEM 5  - MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.......................................11
  ITEM 6  - SELECTED FINANCIAL DATA...........................................14
  ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................15
  ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........21
  ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................21
  ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................21

PART III......................................................................22
  ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................22
  ITEM 11 - EXECUTIVE COMPENSATION............................................24
  ITEM 12 - SECURITY OWNERSHIP OF
            CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................27
  ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................29

PART IV.......................................................................29
  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K...............................................29

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


                                     PART I

ITEM 1 - BUSINESS

         The Company designs, develops, manufactures, markets and distributes a variety of junior sporting goods, foam shooting toys and other toy products for children of various ages. The Company is a Delaware corporation formed in August 1992. Its business was begun in 1989 and was conducted as a joint venture (the "Joint Venture") until September 1992 when the Company succeeded to the business of the Joint Venture.

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

         The Company presented its entire product line to retailers in Hong Kong and at the Dallas and New York toy shows in January and February 2000.

         As of December 31, 1998, the Company sold its Flexitoys construction block product line to the product's original founder. The Company received approximately 146,000 shares of its Series B Convertible Redeemable Preferred Stock as consideration for inventory, fixed assets and intellectual property associated with the Flexitoys product line.

         The Company has a wholly-owned manufacturing subsidiary, Celt Specialty Partners, Inc. ("Celt") and two wholly-owned foreign subsidiaries, Just Toys Products Limited and Joyful World Enterprises Limited, both of which are incorporated in Hong Kong.

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

Products

         The Company's line of junior sporting goods include spiral footballs, foam baseballs and baseball bats, soccer balls and basketballs, mini basketball hoop sets and various other junior sporting goods items. The products are sold under the Company's names as well as licensed names such as Spalding(R) and Louisville Slugger(R). The Company's junior sporting goods generally sell at retail for between $2.00 and $50.00, a majority of which sell at retail for under $15.00.

         The Company's toy line consists of many different items, including bendable figures and plastic accessories, which are based on licensed characters, primarily World Wrestling Federation(R) licensed products. The Company's toy line also includes play tables, doll strollers and accessories, Laser Light(R) toys, which are hand-held toys that project laser-like images, and a line of foam shooting toys. The Company's products in its toy line generally sell at retail for between $2.00 and $100.00, a majority of which sell at retail for under $15.00.

Licensing

         Some of the Company's products are manufactured under patent and trademark license agreements. The Company also acquires rights to ideas and designs for new products from independent inventors and designers. A determination to acquire a license must frequently be made before the commercial introduction of the product in which a licensed property appears and license arrangements often require the payment of non-refundable advances or guaranteed minimum royalties. Substantially all of the Company's licenses extend for one to three years although the Company's spiral footballs are manufactured under a non-exclusive patent license that extends for the life of the patent. Some licenses are renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. There can be no assurance that any license will be renewed upon its expiration or that the Company will be able to obtain licenses that will achieve the same degree of popularity as the Company's existing licenses. Royalties to licensors typically range from 4% to 12% of sales of the related product. Licenses for some foreign territories require royalties that exceed such range. As of December 31, 1999, minimum future guaranteed payments through 2001 under license agreements aggregated approximately $335,000.

         The Company has six principal licenses. Each of these licenses cover a number of different products. Such products accounted for approximately 62.9% and 62.4% of the Company's net sales in 1999 and 1998, respectively. One of these licenses, with the World Wrestling Federation(R), accounted for 23.3% and 12.6% of the Company's net sales in 1999 and 1998, respectively. The loss of any of the Company's principal licenses could have a material adverse effect on the Company's operations.

Design and Development

         The Company relies on its ability to purchase selective product lines and on its management personnel and independent inventors, designers, sculptors, model-makers and engineers for new products. The Company pays royalties to independent inventors and designers based on sales of products developed by them generally ranging from 2% to 6.5%.

Manufacturing

         The Company relies on contract manufacturers in the United States and Asia and on its wholly-owned subsidiary, Celt, to manufacture its products. Celt manufactures certain of the Company's foam sport balls as well as other products. Approximately 19.5%, 22.7% and 28.4% of net sales in 1999, 1998 and 1997, respectively, were derived from the sale of products manufactured at this facility. As needed, certain of the products manufactured by Celt can also be obtained from manufacturers in Asia. Additionally, the Company moved its Table Toys assembly operations from Arkansas City, Kansas to its Celt facility in April 1999.

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

         Most of the Company's products are manufactured by unaffiliated parties located in the People's Republic of China and Taiwan. Asia is the largest manufacturing center of toys in the world and most toy companies utilize the services of manufacturers located in Asia. The majority of the Company's molds and tools are located in Asia. The majority of the Company's manufacturing in Asia is performed by five to seven manufacturers. In any particular year, an individual manufacturer may account for more than 10% of the Company's products, depending upon the popularity of the product made by it. While the Company is not dependent on any single manufacturer in Asia to supply it with products, the Company could be affected by political or economic disruptions affecting businesses in Asia generally. The Company believes that alternate sources of manufacturing are available outside of Asia. The Company has two wholly-owned subsidiaries based in Hong Kong to maintain contact with manufacturers and subcontractors in Asia and supervise manufacturing and quality control.

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

         In 1999, the Company maintained an internal sales and marketing staff of 7 people, including its senior management. The Company retains approximately 26 sales representation firms in the United States which act as independent contractors and which market the Company's products at the major toy trade shows held in New York City and Hong Kong and at regional trade shows. In addition, sales representatives make on-site visits to customers for the purpose of soliciting orders for products.

         The Company's net sales to foreign markets in 1999, 1998 and 1997 were approximately 2.2%, 2.3% and 2.7%, respectively, of total net sales. Sales in foreign countries are generally made directly to independent distributors, some of which are licensees that have acquired foreign distribution rights in respect of categories of products which the Company has the right to distribute domestically. Foreign distributors ordinarily retain their own sales representatives. Sales of products to distributors in foreign countries are in United States dollars which reduces the Company's exposure to fluctuations in monetary rates overseas.

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

Customers

         The five largest customers of the Company accounted for approximately 68.2%, 71.3% and 75.3% of net sales in 1999, 1998 and 1997, respectively. In 1999, the Company had one customer, Wal-Mart, which represented approximately 52% of its net sales. During 1998, the Company's two largest customers, Toys "R" Us and Wal-Mart, each represented more than 10% of net sales. Sales to these customers totaled approximately 55% of net sales in 1998. In 1997, the Company's two largest customers, Target and Wal-Mart, each represented more than 10% of net sales. Sales to these customers totaled approximately 60% of net sales in 1997. The termination by any of these customers of their relationship with the Company would have a material adverse effect on the Company.

Segment Information

         The Company operates its business in two segments which are its United States and Hong Kong operations. Both segments sell similar products to customers primarily located in the United States. The United States segment's net sales result from shipments from the Company's domestic warehouses. The Hong Kong segment derives its revenue from the Company's FOB Hong Kong sales and by acting as a third party product sourcing and quality control agent for other toy companies. See Note 16 - "Business Segments" to the Company's consolidated financial statements on pages F-26 through F-28 for a report of the Company's United States and Hong Kong operation's net sales, profit (loss) and total assets.

Backlog

         Total order backlog at December 31, 1999 and 1998 was approximately $920,000 and $921,000, respectively. The Company expects substantially all of its current backlog to be filled during 2000. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

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

         Dependence on Limited Number of Major Customers

         For fiscal 1999, the Company's five largest customers accounted for approximately 68.2% of the Company's net sales. Sales to Wal-Mart, the Company's largest customer, aggregated approximately 52% of the Company's net sales during the same period. The Company expects to continue to rely on a relatively small number of customers for a significant percentage of sales for the foreseeable future. Because of the large portion of the Company's sales to the Company's largest customer and the significant share of the market for toy sales to consumers represented by the Company's five largest customers, the loss of one of them as a customer, or a significant reduction in sales to any one of them, would have a material adverse effect on the Company's financial condition and results of operations.

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

         Reliance on License Agreements

         The Company has six principal licenses. Each of these licenses cover a number of different products. Such products accounted for approximately 62.9% of the Company's net sales in 1999. One of these licenses, with the World Wrestling Federation(R), accounted for 23.3% of the Company's net sales in 1999. The loss of any of the Company's principal licenses could have a material adverse effect on the Company's operations. In general, the Company's license agreements have terms of one to three years. There can be no assurance that any license agreement will be renewed upon its expiration or that the Company will be able to obtain licenses for additional licenses that will achieve the same degree of popularity as the Company's existing licenses.

Employees

         As of December 31, 1999, the Company and its subsidiaries employed 56 persons, 17 of which were engaged in manufacturing.

                        Executive Officers of the Company

         The following table sets forth the names, ages and principal occupations of each of the Company's executive officers and the year in which each was elected an officer.

     Name                   Age                           Title                               Officer Since
     ----                   ---                           -----                               -------------
Jerry Carroll               51        President, Chief  Executive Officer, Chief                   1997
                                      Operating Officer and Director of the Company
David Schwartz              40        Chief Financial Officer and Treasurer                        1996
Seymour Rosenthal           69        Secretary                                                    1996
Robert Pagano               45        Vice President - Marketing and Product Planning              1996

Larry Scott                 50        Vice President - Sales                                       1997

         Jerry Carroll was appointed President and Chief Executive Officer of the Company in March 2000. He was appointed Senior Vice President and Chief Operating Officer of the Company in May 1999. Mr. Carroll is an officer of all of the Company's subsidiaries. In September 1997, Mr. Carroll was appointed Vice President--Domestic Manufacturing Operations of the Company. From 1994 through 1997, Mr. Carroll was the Vice President - Operations of Empire Industries, Inc., a manufacturer and distributor of toys. From 1991 through 1994, Mr. Carroll was Vice President-Operations of Marchon, Inc., a manufacturer and distributor of toys.

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

         Seymour Rosenthal was appointed Secretary of the Company in November 1996. Mr. Rosenthal has been the Director of Internal Operations for the Company since September 1995. Mr. Rosenthal is an officer of all of the Company's subsidiaries. From 1993 through 1995, he was a consultant working with various financial institutions in the workout of bankrupt organizations. During 1992, Mr. Rosenthal was the Manager of Operations of Sunweave Linens, a manufacturer and distributor of linens.

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

         The Company leases approximately 3,400 square feet of office space in Hong Kong, currently on a month to month basis. The Company expects to remain in this space; however, it is evaluating alternative office space in Hong Kong. The Company believes that its current facility or available equivalent facilities will be adequate for the Company's purposes for the foreseeable future.

         The Company's Celt subsidiary owns an approximately 31,000 square foot manufacturing facility on 7.5 acres of land in Brockport, New York. The Company manufactures its foam balls and related products in that facility. The Company believes that the facility is suitable for the products manufactured directly by the Company. The facility is subject to a mortgage which secures the Company's obligation to its factor, Milberg Factors, Inc. ("Milberg"). The Company leases warehouse space near the manufacturing facility in upstate New York primarily for Celt manufactured products. Additionally, the Company moved its Table Toys assembly operations from Arkansas City, Kansas to its Celt facility in April 1999.

         The Company utilizes public warehouse facilities in Washington primarily for products imported from Asia.

         The Company's operations relating to wooden playtables is based at a contractor's facility in Arkansas City, Kansas.


ITEM 3 - LEGAL PROCEEDINGS

         The Toys "R" Us class actions have been settled. The Company paid $30,000.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

Market Information

         The Company's Common Stock is quoted in the National Quotation Bureau's "Pink Sheets" under the symbol "JUST". From October 1, 1992 through October 29, 1998, the Company's Common Stock was traded on the Nasdaq National Market and on October 29, 1998 the Common Stock was delisted from the Nasdaq Stock Market. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market from January 1, 1998 through October 29, 1998 and the high and low bid prices as reported by the National Quotations Bureau from October 30, 1998 through December 31, 1999 are as follows:

  Calendar Year                                                High         Low
  -------------                                               ------      ------
      1998
                       First Quarter                          $2.625      $1.500
                       Second Quarter                          2.875       1.688
                       Third Quarter                           2.000       0.656
                       Fourth Quarter                          1.125       0.688
                         (through October 29)
                       Fourth Quarter                          0.750       0.250
                         (October 30 through
                       December 31)


      1999
                       First Quarter                          $0.469      $0.313
                       Second Quarter                          1.031       0.344
                       Third Quarter                           0.563       0.250
                       Fourth Quarter                          4.188       0.438

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Dividends and Distributions

         Pursuant to the Company's Certificate of Incorporation, the Company's Board of Directors has authorized 150,000 shares of non-voting Series A Convertible Redeemable Preferred Stock, par value $1.00 per share ("Series A Stock") and 650,000 shares of non-voting Series B Convertible Redeemable Preferred Stock, par value $1.00 per share ("Series B Stock"). As of December 31, 1999, there were no shares of Series A Stock outstanding and 129,261 shares of Series B Stock outstanding. The Series A Stock and Series B Stock rank senior to the Common Stock with respect to dividends. The Series A Stock and Series B Stock have cumulative dividends of $.06 per share and $.25375 per share, respectively, per annum, payable quarterly. Such dividends are payable in cash or additional stock at the Company's election. During 1999, there were no cash dividends paid on the Series A Stock. During 1999, the Company paid cash dividends only to those entities which converted their Series B Stock to Common Stock. As long as any shares of either the Series A Stock or Series B Stock are outstanding, no cash dividends will be paid on the Common Stock unless, at the time, all accrued and unpaid dividends and applicable sinking fund obligations have been paid or provided for. The Company has not paid cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Reverse Stock Split

         On September 4, 1998 (the "Effective Date"), the Company amended its Certificate of Incorporation to effect a one-for-two reverse stock split of its Common Stock, which was approved by the Company's stockholders on September 1, 1998. On the Effective Date, the number of shares of Common Stock held by each stockholder were deemed to represent one-half of the number of shares of Common Stock owned immediately prior to the reverse stock split with fractional shares rounded to the next highest whole share. The number of shares and exercise price of the Company's outstanding warrants and options for future issuance of Common Stock were proportionately adjusted in accordance with their terms to reflect the reverse stock split. The reverse stock split also resulted in the conversion price of the Series A Stock and the conversion price and the number of shares of Common Stock issuable upon conversion of the Series B Stock being proportionately adjusted as provided in each such security's Certificate of Designations, Preferences and Rights.

Series A Stock

         In December 1998, all of the 120,000 outstanding shares of Series A Stock were converted into 30,000 shares of Common Stock.

Series B Stock

         On April 9, 1998, the Company offered to pay and exchange $0.5075 in cash and one-half of one share of the Company's Common Stock (as adjusted for the one-for-two reverse stock split) for each share of Series B Stock (the "Exchange Offer"). The holders of 239,016 shares of Series B Stock, net of certain adjustments, accepted the Exchange Offer and the Company paid $122,770 in cash and issued 119,508 shares of Common Stock in exchange for the 239,016 shares of Series B Stock. The market value of the Common Stock and carrying value of the Series B Stock on the date of exchange amounted to $226,389 and $487,037, respectively. The total consideration paid by the Company was less than the carrying value of the Series B Stock by $137,878, and has been accounted for as a gain on conversion of the Series B Stock in 1998.

         As of December 31, 1998, the Company sold its Flexitoys construction block product line to the product's original founder. The Company received approximately 146,000 shares of its Series B Stock as consideration for inventory, fixed assets and intellectual property associated with the Flexitoys product line.

Common Stock Warrant

         On August 31, 1998, the Company issued a five-year warrant, as amended, to its investment banker to purchase up to 250,000 shares of Common Stock with an exercise price of $1.00 per share. The warrant is exercisable with respect to 50,000 shares of Common Stock. The warrant becomes exercisable with respect to the remaining 200,000 shares of Common Stock only after the consummation of certain acquisition transactions by the Company. The number of such shares subject to exercise is determined by a formula based upon the net sales of the business or product line acquired by the Company.

Number of Stockholders

         As of March 24, 2000, there were approximately 200 holders of record of the Common Stock. The Company has approximately 1,300 beneficial stockholders of the Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data at and for the periods presented. This information should be read in conjunction with the Company's Financial Statements and related Notes.

                                                                        Years ended December 31,
                                                     --------------------------------------------------------------
                                                        1999         1998         1997          1996          1995
                                                        ----         ----         ----          ----          ----
                                                                (in thousands, except per share amounts)
Income Statement Data:

Net sales                                            $18,071      $19,347      $23,259       $22,056       $19,588
Cost of goods sold                                    11,342       11,756       14,505        13,569        13,339
                                                     -------      -------      -------       -------       -------
Gross profit                                           6,729        7,591        8,754         8,487         6,249
                                                     -------      -------      -------       -------       -------
Expenses:
Merchandising, selling, warehousing and                3,757        3,782        3,500         3,575         5,941
  distribution
Royalties                                              1,081          884        1,009           710         1,868
General and administrative                             3,014        3,251        3,571         3,762         4,506
                                                     -------      -------      -------       -------       -------
Operating (loss) income                               (1,123)        (326)         674           440        (6,066)
Interest expense, net                                   (537)        (576)        (615)         (533)         (216)

Gain (writedown) related to investment in
  Hong Kong property                                      --           --           --           198        (1,578)

Settlement of arbitration and related legal
  expenses                                                --           --           --            --          (910)

Other income (expense)                                    --           --            7            50           (17)
                                                     -------      -------      -------       -------       -------
Income (loss) before preferred stock
  dividends and accretion                             (1,660)        (902)          66           155        (8,787)
Preferred stock dividends and accretion                  (56)        (153)        (215)         (109)           --
Gain on conversion of Series B Stock                      --          138           --           --             --
                                                     -------      -------      -------       -------       -------
Net (loss) income attributable to common
  stockholders                                       $(1,716)     $  (917)     $  (149)      $    46       $(8,787)
                                                     =======      =======      =======       =======       =======
Basic (loss) earnings per share attributable to
  common stockholders                                $ (0.77)     $ (0.43)     $ (0.07)      $  0.02       $ (4.23)
                                                     =======      =======      =======       =======       =======
Balance Sheet Data:

Working capital                                         $722      $ 2,164      $ 3,025       $ 2,742       $ 2,273
Total assets                                           7,141        8,603        9,728         9,986        11,823
Short-term debt                                          102          309           --            --           360
Long-term debt                                            --           --           --            --         1,886
Stockholders' equity                                   3,563        5,262        5,959         6,053         6,008


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company reported a net loss before preferred stock dividends and accretion of approximately $1,660,000 for the year ended December 31, 1999, compared to a loss of approximately $902,000 in the prior year. The net loss in 1999 was primarily attributable to a reduction in the Company's net sales to $18,071,000 in 1999 from $19,347,000 in 1998.

         In each of the three years ended December 31, 1999, the Company has had increasing losses. The Company believes that it needs to increase its sales and distribution in order to increase its profitability. During 1999, the Company invested in a number of new licenses and product lines and expanded existing product lines, thereby increasing the number of new products available for sale in 2000 and in subsequent years. The Company also is increasing its efforts to sell to a wider range of customers to increase its sales. The Company also seeks to improve its cash flow through continuing its close control of inventory levels and monitoring expenditures. The Company anticipates that the foregoing efforts can improve the sales, profitability and cash flow of its operations.

         The following table sets forth the percentage of net sales for the periods indicated and percentage changes from period to period of certain income and expense items included in "Selected Financial Data".

                                                         Percentage of Net Sales              Period-to-Period
                                                         Year Ended December 31,              Percentage Change
                                                  ------------------------------------    -----------------------
                                                                                            1999            1998
                                                                                             vs.             vs.
                                                     1999          1998          1997       1998            1997
                                                  ------------------------------------    -----------------------
Net sales .....................................     100.0%        100.0%        100.0%      (6.6%)        (16.8%)

Cost of goods sold ............................      62.8          60.8          62.4       (3.5)         (19.0)

Gross profit ..................................      37.2          39.2          37.6      (11.4)         (13.3)

Merchandising, selling, warehousing and
  distribution expenses .......................      20.8          19.5          15.0       (0.7)           8.1

Royalties .....................................       6.0           4.6           4.3       22.2          (12.3)

General and administrative expenses ...........      16.6          16.8          15.4       (7.3)          (9.0)

Operating (loss) income .......................      (6.2)         (1.7)          2.9     (244.2)        (148.4)

Results of Operations

         Year Ended December 31, 1999 and 1998

         Net Sales

         Net sales for 1999 decreased 6.6% to $18,071,000 from $19,347,000 in
1998. The decrease in sales was due primarily to aggressive competition from large toy companies for several of the most popular items, a decline in popularity of some items which have been offered for several years, and lower than anticipated fourth quarter orders as retailers, over-stocked with Star Wars merchandise, attempted to control inventories.

         Gross Profit

         Gross profit as a percentage of net sales decreased to 37.2% in 1999 compared to 39.2% in 1998. This decrease resulted primarily from changes in the mix of business and from the sale of excess inventory at discounted prices. Gross profit decreased 11.4% to $6,729,000 in 1999 from $7,591,000 in 1998 as a result of the decease in sales.

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

         Royalties

         Royalty expense increased as a percentage of net sales to 6.0% in 1999 from 4.6% in 1998 primarily due to an increase in net sales of products subject to royalties, which are a result of the Company's investment in new products.

         General and Administrative Expenses

         General and administrative expenses decreased 7.3% to $3,014,000 for 1999 from $3,251,000 in 1998. This decrease resulted from (a) cost control measures implemented by the Company and (b) the reimbursement from an insurance carrier of certain legal expenses incurred in previous years. Included in the 1999 general and administrative expenses are approximately $100,000 for professional fees incurred by the Company in connection with its proposed acquisition of 4KIDZ, which acquisition was terminated during the third quarter of 1999.

         Operating Profit (Loss)

         The Company had an operating loss of $1,123,000 in 1999 compared with an operating loss of $326,000 in 1998. This difference is primarily attributable to the decrease in sales and the resulting decrease in gross profit.

         Interest Expense

         Interest expense decreased to $546,000 in 1999 as compared to $590,000 in 1998. This change was due primarily to decreased borrowings from Milberg during the year as a result of lower sales and inventory levels in 1999.

         Net Income (Loss)

         The Company had net loss of $1,660,000 in 1999 as compared with net loss of $902,000 in 1998. This difference is primarily attributable to the decrease in sales and the resulting decrease in gross profit.

         Basic Loss Per Share Attributable to Common Stockholders

         In 1999 and 1998, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock to its redemption value as expenses in computing net income attributable to common stockholders.

         On April 9, 1998, the Company offered to pay and exchange $.5075 in cash and one-half of one share of the Company's Common Stock (as adjusted for the reverse stock split) for each share of Series B Stock. The holders of 239,016 shares of Series B Stock accepted this offer. The total consideration paid by the Company was less than the carrying value of the Series B Stock exchanged and $138,000 has been accounted for as a gain on conversion of the Series B Stock in 1998.

         Basic loss per share attributable to common stockholders for 1999 totaled $.77 per share compared to a basic loss per share attributable to common stockholders of $.43 per share in 1998 based upon 2,240,000 and 2,157,000 weighted average shares outstanding during 1999 and 1998, respectively.

         Results of Operations

         Year Ended December 31, 1998 and 1997

         Net Sales

         Net sales for 1998 decreased 16.8% to $19,347,000 from $23,259,000 in
1997. The decrease in sales was due primarily to (a) significant reduction in inventories at a number of the Company's larger customers during 1998, (b) the discontinuance in 1997 of the Company's unprofitable product lines, and (c) a weak toy market in 1998 especially for traditional toys.

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

         On April 9, 1998, the Company offered to pay and exchange $.5075 in cash and one-half of one share of the Company's Common Stock (as adjusted for the reverse stock split) for each share of Series B Stock. The holders of 239,016 shares of Series B Stock accepted this offer. The total consideration paid by the Company was less than the carrying value of the Series B Stock exchanged and $138,000 has been accounted for as a gain on conversion of the Series B Stock in 1998.

         Basic loss per share attributable to common stockholders for 1998 totaled $.43 per share compared to a basic loss per share attributable to common stockholders of $.07 per share in 1997 based upon 2,157,000 and 2,079,000 weighted average shares outstanding during 1998 and 1997, respectively.

Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources in 1999 and 1998 were funds provided from operations and its Milberg credit facility. At December 31, 1999, working capital was $722,000 compared to approximately $2,164,000 at December 31, 1998. The reduction in working capital is a result of the net loss incurred during 1999.

         Inventory levels were $748,000 lower at December 31, 1999 compared with December 31, 1998 as a result of management's efforts to control the amount of inventory on hand and the sale of slow moving inventory.

         Cash provided by operating activities in 1999 was $844,000 as compared with $396,000 in 1998. Although the Company incurred losses in the past two years, it has generated cash from operating activities through tight control over inventory levels and expenditures.

         Cash used in investing activities was $613,000 and $501,000 for the years ended 1999 and 1998, respectively, which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products.

         Cash (used in) provided by financing activities was ($264,000) and $158,000 in 1999 and 1998, respectively. Funds borrowed from the Company's factor were used to reduce the amount of the Series B Stock outstanding pursuant to the Exchange Offer and to finance the operations of the business.

         The Company's factoring agreement with Milberg provides for advances equal to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is 0.65% of receivables. Advances bear interest at the rate of prime plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the book value of the Company's inventory located in the United States. Such advances will also bear interest at the rate of prime plus one percent. Additionally, the factoring arrangement with Milberg is secured by a mortgage on the real property owned by the Company's manufacturing subsidiary and a security interest in the inventory and personal property located in the United States.

         The Company believes that its cash flow from operations, its ability to control expenditures and available borrowings will be adequate to meet its obligations for the ensuing year.

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

Backlog

         Total order backlog at December 31, 1999 and 1998 was approximately $920,000 and $921,000, respectively. The Company expects substantially all of its current backlog to be filled during 2000. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 9, 2000, the Company replaced Ernst & Young LLP ("E&Y") as its principal independent accountants and engaged Edward Isaacs & Company LLP ("Isaacs") as its new principal independent accountants to audit the Company's financial statements. The decision to change accountants was recommended and unanimously approved by the audit committee of the board of directors of the Company.

         The reports of E&Y on the Company's financial statement for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and neither statement was qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years ended December 31, 1998 and 1997, and the subsequent interim period preceding the replacement of E&Y, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreements in their report. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K with respect to the Company during the Company's two most recent fiscal years and the subsequent interim period preceding the replacement of E&Y.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

         The following table sets forth the names, ages and principal occupations of each of the Company's directors and the year in which each was elected a director.


     Name                 Age                 Principal Occupation                    Director Since
-------------             ---    -------------------------------------------------    --------------
Jerry Carroll             51     President, Chief Executive Officer, Chief                 2000
                                 Operating Officer and Director of the Company

Roger Gimbel              69     Chairman of the Board of Directors; Chairman of           1992
                                 Worldwide Dreams LLC

Charmaine Jefferson       46     Director of the Company; Attorney;                        1995
                                 Director, Creative Arts Resources, Disney
                                 Entertainment Productions, Inc.

Howard Kaufman            73     Director of the Company; private investor                 1992

Morton J. Levy            78     Director of the Company; private investor                 1992

Irwin Naitove             82     Director of the Company; private investor                 1995

Donald D. Shack           71     Director of the Company; shareholder and director         1992
                                 of the law firm Shack & Siegel, P.C.

         See "Executive Officers of the Company" with respect to information regarding Mr. Carroll's business experience.

         Roger Gimbel was appointed Chairman of the Board of Directors in March 2000. He was appointed Vice Chairman of the Board of Directors, Chief Financial Officer and Vice President of the Company in August 1992. Mr. Gimbel resigned as Chief Financial Officer and Vice President of the Company in April 1995. Mr. Gimbel was one of the founders of the Company. Mr. Gimbel is the Chairman of Worldwide Dreams LLC, an importer and distributor of personal accessories, small leather goods and related items.

         Charmaine Jefferson was appointed a director of the Company in July 1995. Ms. Jefferson is an attorney and is the Director, Creative Arts Resources, Disney Entertainment Productions, Inc. Ms. Jefferson is also President of Kelan Resources, a non-profit arts management consulting firm. From April 1996 to November 1997, Ms. Jefferson served as Vice President - Business Affairs for de Passe Entertainment, Inc. and from November 1997 to June 1998 Ms. Jefferson served as the Business Affairs Consultant of such company. From August 1992 to June 1995, Ms. Jefferson was employed as the Executive Director of the Dance Theatre of Harlem, Inc. From 1988 through August 1992, Ms. Jefferson was Deputy and Acting Commissioner for the New York City Department of Cultural Affairs.

         Howard Kaufman was appointed a director of the Company in October 1992. Mr. Kaufman has been engaged in the toy business for approximately 34 years, having been a founder and principal officer of KayBee Stores. For more than the past five years, Mr. Kaufman has been a private investor.

         Morton J. Levy was the Company's Chairman from March 1995 through March 2000 and also served as the Chief Executive Officer from March 1995 until July 1997. Mr. Levy is a director of each of the Company's subsidiaries. He was appointed a director of the Company in October 1992 and became a consultant to the Company in 1994 until being hired as Chief Executive Officer in March 1995. Mr. Levy has been engaged in the toy business for over 35 years, having been a founder and principal officer of Gabriel Industries, Inc., a diversified toy manufacturer. For more than the past five years, Mr. Levy has been a private investor.

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

Identification of Executive Officers

         See Item 1. "Business-- Executive Officers of the Company."

Section 16(a) Beneficial Ownership Reporting Compliance

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

         Based solely on the Company's review of the copies of such forms it has received and written representations that no Form 5 is required to be filed, the Company believes that all but one of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1999. There was one late filing involving one transaction for the sale of 3,750 shares of stock owned by Morton J. Levy.


ITEM 11 - EXECUTIVE COMPENSATION

         The Summary Compensation Table below sets forth certain information concerning compensation paid or accrued in 1999 to the Chief Executive Officer of the Company and the four executive officers whose total salary and bonus in 1999 exceeded $100,000.


                           Summary Compensation Table


                                                                                      Long-Term
                                                                                     Compensation
                                                                                    --------------
                                                           Annual Compensation        Securities
                                                         -----------------------      Underlying             All Other
    Name and Principal Position            Year           Salary ($)  Bonus ($)       Options (#)         Compensation ($)
------------------------------------    ------------      ----------  ---------      --------------      -------------------
Barry Shapiro (1)                          1999              116,348      -             100,000                    -
 President and Chief                       1998              250,000      -                   -                    -
 Executive Officer                         1997              237,197      -              50,000                    -

Jerry Carroll (3)(4)(6)                    1999              160,288      -              25,000                    -
 President, Chief Executive                1998              130,000      -                   -                    -
 Officer, Chief Operating Officer          1997               47,500      -               5,000               30,000(5)

David Schwartz (2)(4)                      1999              135,000      -              25,000                    -
 Chief Financial Officer and               1998              135,000      -                   -                    -
 Treasurer                                 1997              130,000      -               5,000                    -

Robert Pagano (2)                          1999              146,000      -              20,000                    -
 Vice President - Marketing and            1998              146,000      -                   -                    -
 Product Planning                          1997              139,808      -                   -                    -

Larry Scott (3)(4)                         1999              145,000      -              20,000                    -
 Vice President - Sales                    1998              145,000      -                   -                    -
                                           1997              138,384      -               7,500               34,039(5)

-------------------
(1) Mr. Shapiro was appointed an executive officer of the Company at the end of 1994. Mr. Shapiro was appointed Chief Executive Officer of the Company in July 1997. Mr. Shapiro resigned from the Company in June 1999 and all options granted to him have been cancelled.
(2) Mr. Schwartz and Mr. Pagano were appointed executive officers of the Company in 1996.
(3) Mr. Scott and Mr. Carroll were appointed executive officers of the Company in 1997.
(4) Mr. Schwartz started with the Company in November 1996. Mr. Scott started with the Company in January 1997. Mr. Carroll started with the Company in August 1997.
(5) Represents amounts paid to Mr. Scott and Mr. Carroll for relocation expenses and related matters.
(6) Mr. Carroll was appointed President and Chief Executive Officer of the Company in March 2000. He was appointed Senior Vice President and Chief Operating Officer of the Company in May 1999.

         The following table sets forth certain information with respect to options to purchase Common Stock granted in fiscal year 1999 under the Company's 1992 Incentive and Non-Qualified Stock Option Plan (the "Plan") for the executive officers named in the Summary Compensation Table above.

                        Option Grants In Last Fiscal Year

                                                                                                   Potential Realizable
                                                                                                     Value at Assumed
                                                                                                     Annual Rates of
                                                                                                    Stock Appreciation
                                      Individual Grants                                              for Option Term
----------------------------------------------------------------------------------------------    -----------------------
                                                 Percent of
                           Number of                Total
                          Securities           Options Granted      Exercise
                          Underlying           to Employees in       Price        Expiration
        Name          Options Granted (#)           1999           ($/Share)         Date           5%($)       10%($)
        ----          --------------------     ----------------    ----------     ------------    ---------    --------
Barry Shapiro               50,000                  21.1%            0.391         03/22/09            --          --
Barry Shapiro               50,000                  21.1%            1.000         03/22/09            --          --
Jerry Carroll               25,000                  10.5%            0.391         03/22/09         6,147       15,579
David Schwartz              25,000                  10.5%            0.391         03/22/09         6,147       15,579
Robert Pagano               20,000                   8.4%            0.391         03/22/09         4,918       12,463
Larry Scott                 20,000                   8.4%            0.391         03/22/09         4,918       12,463


         The following table details the value on December 31, 1999 of options to purchase Common Stock held by the executive officers named in the Summary Compensation Table above.

                          Fiscal Year End Option Values

                                  Number of Securities Underlying                Value of Unexercised in-the-Money
                              Unexercised Options at December 31, 1999           Options at December 31, 1999 (1)
                            ---------------------------------------------     ----------------------------------------
        Name                    Exercisable(#)          Unexercisable(#)        Exercisable($)       Unexercisable($)
        ----                ---------------------    --------------------     -----------------    -------------------
Barry Shapiro                         --                        --                   --                       --
Jerry Carroll                      2,000                    28,000                   --                   19,523
David Schwartz                     6,500                    31,000                   --                   19,523
Robert Pagano                      6,000                    24,000                   --                   15,618
Larry Scott                        3,000                    24,500                   --                   15,618

(1) Based on the mean between the bid and asked price of the Common Stock of $1.1719 per share as reflected in the over-the-counter market on December 31, 1999.

Compensation Arrangements

         The Company has an employee bonus pool based on the Company's profits. In 1999, the pool consisted of 20% of the first $1,000,000 of pre-tax earnings after preferred stock dividends and accretion, 15% of the next $1,000,000 of pre-tax earnings and 10% of all such pre-tax earnings over $2,000,000. No bonuses were earned for 1999.

         Through August 1998, all non-officer directors of the Company who do not receive compensation from the Company were entitled to receive a fee of $10,000 per year and options to purchase 2,500 shares of Common Stock at the market price of the Common Stock on the anniversary of their election as a member of the Board of Directors. On September 1, 1998, the Board of Directors reduced the annual fee paid to such non-officer directors to $5,000. On March 23, 1999, the Board of Directors decided to eliminate the annual fee paid to non-officer directors for the current year. On March 23, 1999, the Board of Directors decided to cancel all annual grants of stock options to non-officer directors and to amend the Plan to eliminate any automatic grants of options to eligible directors. The Board of Directors also decided to make non-cancellable out-of-Plan grants in the amount of (i) 20,000 shares to each of Messrs. Gimbel, Kaufman, Naitove and Shack and (ii) 12,000 shares to Ms. Jefferson.

ITEM 12 - SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information at March 24, 2000, as to shares of Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) the Company's directors, the Chief Executive Officer and the other four executive officers identified in the Summary Compensation Table above and (iii) the directors and officers of the Company as a group.

                Name and Address of                        Amount and Nature of              Percent of
                 Beneficial Owner                        Beneficial Ownership (1)               Class
                -------------------                      ------------------------            ----------
Roger Gimbel .......................................            216,116(2)                       9.5%
  350 Fifth Avenue
  New York, New York  10118

Morton J. Levy......................................            166,698(3)                       7.1%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522

G. Gimbel/M. Meyers Voting Trust ...................            149,842(4)                       6.7%
  c/o Shack & Siegel, P.C.
  530 Fifth Avenue
  New York, New York  10036

Donald D. Shack.....................................             47,500(5)                       2.1%
  530 Fifth Avenue
  New York, New York  10036

Howard Kaufman......................................             28,000(6)                       1.2%
  Bishops Estate
  Lenox, Massachusetts 01290

Irwin Naitove.......................................             26,000(7)                       1.1%
  RR1
  Box 630
  Mount Holly, Vermont  05758

Charmaine Jefferson ................................             18,000(8)                   Less than 1%
  2003 Victoria Avenue
  Los Angeles, California 90016

David Schwartz......................................             15,250(9)                   Less than 1%
  20 Livingstone Avenue
  Dobbs Ferry, New York 10522

Robert Pagano.......................................             11,000(10)                  Less than 1%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522

Larry Scott.........................................              8,500(11)                  Less than 1%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522

Jerry Carroll.......................................              7,000(12)                  Less than 1%
  20 Livingstone Avenue
  Dobbs Ferry, New York  10522

All directors and executive officers as
  a group (eleven persons)..........................            552,314(13)                     21.8%

---------------

(1) Except as otherwise indicated in the following footnotes, the persons listed in the table own of record the shares of Common Stock opposite their name and have sole voting and investment power with respect to such shares of Common Stock.

(2) Includes 13 shares of Common Stock owned by the Voting Trust listed below, 11,500 shares issuable upon exercise of currently exercisable stock options granted under the Plan and 20,000 shares issuable upon exercise of a separate currently exercisable stock option.

(3) Includes 47,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan and 50,000 shares issuable upon exercise of a separate currently exercisable stock option.

(4) Based upon information set forth in Schedule 13D filed by Geoffrey Gimbel and Murray Meyers as Trustees under Voting Trust dated as of October 7, 1997 by and between Geoffrey Gimbel, Roger Gimbel, Bradley Meyers, Gary Meyers, Lawrence Meyers, Murray Meyers and Susan Schulman (the "Voting Trust") on or about February 11, 1998. The duration of the Voting Trust is three years unless earlier terminated or extended by the Trustees. Geoffrey Gimbel as Trustee has sole voting power over 99,895 shares and Murray Meyers as Trustee has sole voting power over 49,947 shares.

(5) Includes 12,500 shares issuable upon exercise of currently exercisable stock options granted under the Plan and 30,000 shares issuable upon exercise of a separate currently exercisable stock option.

(6) Includes 8,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan and 20,000 shares issuable upon exercise of a separate currently exercisable stock option.

(7) Includes 6,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan and 20,000 shares issuable upon exercise of a separate currently exercisable stock option.

(8) Includes 6,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan and 12,000 shares issuable upon exercise of a separate currently exercisable stock option.

(9) Includes 11,500 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(10) Includes 11,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(11) Includes 8,500 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(12) Includes 7,000 shares issuable upon exercise of currently exercisable stock options granted under the Plan.

(13) Includes 289,250 shares issuable upon exercise of currently exercisable stock options.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1999, Morton J. Levy, a director of the Company, was paid a consulting fee of $50,000 pursuant to a December 1996 agreement with the Company.

         Donald D. Shack, a director of the Company, is a shareholder and director of Shack & Siegel, P.C., general counsel to the Company.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)(1)   Financial Statements:                                              Page
                                                                            ----

         Index to Financial Statements                                      F- 1

         Report of Independent Auditors                                     F- 2

         Consolidated Balance Sheets -
         December 31, 1999 and 1998                                         F- 6

         Consolidated Statements of Operations -
         For each of the years ended
         December 31, 1999, 1998 and 1997                                   F- 7

         Consolidated Statements of Changes in
         Stockholders' Equity -- For each of the
         years ended December 31, 1999, 1998 and 1997                       F- 8

         Consolidated Statements of Cash Flows -
         For each of the years ended
         December 31, 1999, 1998 and 1997                                   F- 9

         Notes to Consolidated Financial Statements                         F-10

   (2)   Financial Statement Schedules:

Schedule II -- Valuation and Qualifying Accounts                            F-29

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

         3.3 Certificate of Designations, Preferences and Rights of the Series A Stock (included in Exhibit 4.1 hereof).

         3.4 Certificate of Designations, Preferences and Rights of the Series B Stock (included in Exhibit 4.2 hereof).

         3.5      Amended and Restated By-laws incorporated by reference to
                  Exhibit 3.4 to the 1996 3rd Quarter 10-Q.

         3.6 Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 15, 1998 (the "1998 3rd Quarter 10-Q").

         4.1 Certificate of Designations, Preferences and Rights of the Series A Stock, incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 1995 (the "1995 3rd Quarter 10-Q").

         4.2 Certificate of Designations, Preferences and Rights of the Series B Stock, incorporated by reference to Exhibit 3.2 of the Current Report on From 8-K filed with the Securities and Exchange Commission on July 10, 1996 (the "July 1996 Form 8-K").

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

         4.6 Warrant agreement, dated as of August 31, 1998, between the Company and Gerard Klauer, incorporated by reference to
                  Exhibit 4.4 of the 1998 3rd Quarter 10-Q.

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

         10.2 1992 Incentive and Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.4 of the Form S-1.

         10.3 Amended and Restated 1992 Incentive and Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.3 of the 1996 3rd Quarter 10-Q.

         10.4 Form of Underwriters Warrant Agreement between the Company and Gruntal & Co., Incorporated and Gerard Klauer, incorporated by reference to Exhibit 10.12 of the Form S-1.

         10.5 Factoring Agreement dated as of July 26, 1995 with Milberg, incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 (the "August 1995 Form 8-K").

         10.6 Letter dated July 20, 1995 from Milberg to the Company, incorporated by reference to Exhibit 10.18 of the August 1995 Form 8-K.

         10.7 Amendment dated March 21, 1996 between Milberg and the Company, incorporated by reference to Exhibit 10.13 of the 1995 10-K.

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

         10.11 Asset Purchase Agreement dated January 22, 1996 between the Company and Table Toys, Inc. (the "Asset Purchase Agreement"), incorporated by reference to Exhibit 2.1 of the July 1996 Form 8-K.

         10.12 Amendment dated April 12, 1996 to the Asset Purchase Agreement, incorporated by reference to Exhibit 2.2 of the July 1996 Form 8-K.

         10.13 Second Amendment dated April 15, 1996 to the Asset Purchase Agreement, incorporated by reference to Exhibit 2.3 of the July 1996 Form 8-K.

         10.14 Agreement, dated December 5, 1996 between the Company and Morton J. Levy incorporated by reference to Exhibit 10.1 of the 1997 1st Quarter 10-Q.

         10.15 Security Agreement - Goods and Chattels, dated May 9, 1997 between Milberg and Celt incorporated by reference to Exhibit
                  10.1 of the 1997 2nd Quarter 10-Q.

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

         10.20 Engagement letter, dated August 31, 1998, between the Company and Gerard Klauer, incorporated by reference to Exhibit 10.1 of the 1998 3rd Quarter 10-Q.

         16.1 Letter of E&Y dated February 14, 2000 to the Securites and Exchange Commission incorporated by reference to Exhibit 16.1 on Form 8-K filed on February 14, 2000.

         21       Subsidiaries of the Company incorporated by reference to
                  Exhibit 10.21 of the 1995 10-K.

         *23.1    Consent of Isaacs.

         *23.2    Consent of Ernst & Young.

         *23.3    Consent of Ernst & Young.

         *23.4    Consent of E&Y.

         *27      Financial Data Schedule.

--------------------------

         *        Filed herewith

         (b)  Reports on Form 8-K:

                  During the first quarter of 2000, the Company filed one report on Form 8-K with respect to Item 4 - Changes in Registrant's Certifying Accountant on February 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dobbs Ferry, State of New York, on the 28th day of March, 2000.

                                                     JUST TOYS, INC.



                                                     By: /s/ Jerry Carroll
                                                         -----------------------
                                                         Jerry Carroll
                                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

        Name                         Title                              Date
        ----                         -----                              ----

/s/ Roger Gimbel              Chairman of the Board               March 28, 2000
------------------------
(Roger Gimbel)

/s/ Jerry Carroll             President, Chief Executive          March 28, 2000
------------------------      Officer, Chief Operating Officer
(Jerry Carroll)               and Director


/s/ David Schwartz            Chief Financial Officer,            March 28, 2000
------------------------      Treasurer and Principal
(David Schwartz)              Accounting Officer


                              Director                            March 28, 2000
------------------------
(Howard Kaufman)

/s/ Morton J. Levy            Director                            March 28, 2000
------------------------
(Morton J. Levy)

/s/ Donald D. Shack           Director                            March 28, 2000
------------------------
(Donald D. Shack)

/s/ Irwin Naitove             Director                            March 28, 2000
------------------------
(Irwin Naitove)

/s/ Charmaine Jefferson       Director                            March 28, 2000
------------------------
(Charmaine Jefferson)

                                    FORM 10-K
                              ITEM 14(A)(1) AND (2)

                        JUST TOYS, INC. AND SUBSIDIARIES



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF JUST TOYS, INC. AND SUBSIDIARIES ARE INCLUDED IN ITEM 8:

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

REPORT OF INDEPENDENT AUDITORS                                              F-2


BALANCE SHEETS AT DECEMBER 31, 1999 AND 1998                                F-6


STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997                                            F-7


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997                        F-8


STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997                                            F-9


NOTES TO FINANCIAL STATEMENTS                                               F-10



THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENT SCHEDULE OF JUST TOYS, INC. AND SUBSIDIARIES IS INCLUDED IN ITEM 14(A)(2):

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                             F-29



ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE AND, THEREFORE, HAVE BEEN OMITTED.

                          Independent Auditors' Report



We have audited the accompanying consolidated balance sheet of Just Toys, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We did not audit the financial statements of Just Toys Products Limited and Joyful World Enterprises Limited, wholly-owned subsidiaries, which statements reflect total assets of $442,000 as of December 31, 1999 and net sales of $4,861,814 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Just Toys Products Limited and Joyful World Enterprises Limited, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Just Toys, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  /s/EDWARD ISAACS & COMPANY LLP



White Plains, New York
March 24, 2000

                         Report of Independent Auditors



The Board of Directors
Just Toys Products Limited



We have audited the balance sheet of Just Toys Products Limited as of December 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Just Toys Products Limited at December 31, 1999, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ERNST & YOUNG
Hong Kong
March 24, 2000

                         Report of Independent Auditors



The Board of Directors
Joyful World Enterprises Limited



We have audited the balance sheet of Joyful World Enterprises Limited as of December 31, 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joyful World Enterprises Limited at December 31, 1999, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ERNST & YOUNG
Hong Kong
March 24, 2000

                         Report of Independent Auditors



We have audited the accompanying consolidated balance sheet of Just Toys, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Just Toys, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                            /s/ERNST & YOUNG LLP



New York, New York
March 12, 1999

                        JUST TOYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,
                                                               -----------------------------
                                                                    1999              1998
                                                               -----------       -----------
ASSETS

Current assets:
   Cash ....................................................   $   234,509       $   267,292
   Accounts receivable, net of allowances of
     $345,000 and $458,000 (Note 4) ........................        36,717           364,791
   Inventories (Note 5) ....................................     1,963,641         2,711,685
   Prepaid expenses and other current assets (Note 6) ......     1,770,056         1,871,758
                                                               -----------       -----------
          Total current assets                                   4,004,923         5,215,526

Property and equipment, at cost, net of accumulated
   depreciation and amortization (Notes 2, 4 and 7) ........     2,532,996         2,712,369
Goodwill, net of accumulated amortization ..................       500,748           544,296
Other assets ...............................................       102,322           131,020
                                                               -----------       -----------
          TOTAL ............................................   $ 7,140,989       $ 8,603,211
                                                               ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Due to factor (Note 4) ..................................   $   102,319       $   308,836
   Accounts payable ........................................     2,087,767         1,778,177
   Accrued liabilities (Note 9) ............................     1,092,900           964,964
                                                               -----------       -----------
          Total current liabilities ........................     3,282,986         3,051,977

Series B Convertible Redeemable Preferred Stock,
  650,000 shares authorized, 129,261 and 137,183 shares
  issued and outstanding (liquidation value $468,571
  and $497,288)(Note 3) ....................................       294,618           289,405
                                                               -----------       -----------
          Total liabilities ................................     3,577,604         3,341,382
                                                               -----------       -----------
Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock, $1.00 par value, 2,000,000 shares
    authorized (Note 3):
      Series A Convertible Redeemable Preferred
         Stock, 150,000 shares authorized, no
         shares issued and outstanding .....................             -                 -
   Common stock, $.01 par value, 15,000,000 shares
     authorized, 2,242,581 and 2,238,619 issued and
     outstanding ...........................................        22,426            22,386
   Additional paid-in capital ..............................    30,226,187        30,208,779
   Accumulated deficit .....................................   (26,685,228)      (24,969,336)
                                                               -----------       -----------
          Total stockholders' equity .......................     3,563,385         5,261,829
                                                               -----------       -----------
          TOTAL ............................................   $ 7,140,989       $ 8,603,211
                                                               ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended December 31,
                                            ---------------------------------------------------------
                                                 1999                  1998                   1997
                                            -----------            -----------            -----------
Net sales (Note 11) .....................   $18,071,026            $19,346,789            $23,259,054

Cost of goods sold ......................    11,342,048             11,755,755             14,504,663
                                            -----------            -----------            -----------
Gross profit ............................     6,728,978              7,591,034              8,754,391
                                            -----------            -----------            -----------
Expenses:
   Merchandising, selling,
     warehousing and distribution .......     3,756,606              3,782,159              3,500,068
   Royalties ............................     1,080,633                884,436              1,009,028
   General and administrative ...........     3,014,281              3,250,596              3,570,950
                                            -----------            -----------            -----------
          Total .........................     7,851,520              7,917,191              8,080,046
                                            -----------            -----------            -----------
Operating (loss) income .................    (1,122,542)              (326,157)               674,345
Other income (expenses):
   Interest expense .....................      (545,738)              (589,605)              (623,277)
   Interest and dividend income .........         8,791                 13,291                  7,945
   Other income .........................             -                      -                  7,551
                                            -----------            -----------            -----------
Net (loss) income .......................    (1,659,489)              (902,471)                66,564

Preferred stock dividends and
   accretion (Note 3) ...................        56,403                152,777                215,081

Gain on conversion of Series B
   Stock (Note 3) .......................             -                137,878                      -
                                            -----------            -----------            -----------
Net loss attributable to
   common stockholders ..................   $(1,715,892)           $  (917,370)           $  (148,517)
                                            ===========            ===========            ===========
Weighted average common shares
   outstanding ..........................     2,240,342              2,157,387              2,078,732
                                            ===========            ===========            ===========
Per share data:

Basic and dilutive loss per share
   attributable to common stockholders ..   $      (.77)           $      (.43)           $      (.07)
                                            ===========            ===========            ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Series A
                                             Preferred Stock                      Common Stock
                                       -------------------------           -----------------------
                                         Number                              Number
                                       of Shares          Amount           of Shares        Amount
                                       ---------          ------           ---------        ------
Balance -
   January 1, 1997 ................     120,000         $120,000           2,075,000       $20,750

Conversion of Series B
   Stock to Common Stock ..........                                            8,195            82
Sale of Common Stock ..............                                            5,889            59
Net income
Preferred stock dividends and
   accretion (Note 3) .............
                                        -------         --------           ---------       -------
Balance - December 31, 1997             120,000          120,000           2,089,084        20,891

Conversion of Series B
   Stock to Common
   Stock and other
   related matters ................                                          119,535         1,195
Conversion of Series A
   Stock to Common Stock ..........    (120,000)        (120,000)             30,000           300
Net loss ..........................
Preferred stock
   dividends and
   accretion (Note 3) .............
Gain on conversion of
   Series B Stock (Note 3) ........
                                        -------         --------           ---------       -------
Balance - December 31, 1998 .......         -0-              -0-           2,238,619        22,386

Conversion of Series B
   Stock to Common Stock ..........                                            3,962            40
Net loss ..........................
Preferred stock
   dividends and
   accretion (Note 3) .............
                                        -------         --------           ---------       -------
Balance - December 31, 1999 .......         -0-         $    -0-           2,242,581       $22,426
                                        =======         ========           =========       =======


                                        Additional
                                         Paid-in            Accumulated
                                         Capital              Deficit               Total
                                        ----------          -----------             -----
Balance -
   January 1, 1997 ................    $29,816,518         $(23,903,449)          $6,053,819

Conversion of Series B
   Stock to Common Stock ..........         31,127                                    31,209
Sale of Common Stock ..............         22,289                                    22,348
Net income ........................                              66,564               66,564
Preferred stock dividends and
   accretion (Note 3) .............                            (215,081)            (215,081)
                                       -----------         ------------           ----------
Balance - December 31, 1997 .......     29,869,934          (24,051,966)           5,958,859

Conversion of Series B
   Stock to Common
   Stock and other
   related matters ................        219,145                                   220,340
Conversion of Series A
   Stock to Common Stock ..........        119,700
Net loss ..........................                            (902,471)            (902,471)
Preferred stock
   dividends and
   accretion (Note 3) .............                            (152,777)            (152,777)
Gain on conversion of
   Series B Stock (Note 3) ........                             137,878              137,878
                                       -----------         ------------           ----------
Balance - December 31, 1998 .......     30,208,779          (24,969,336)           5,261,829

Conversion of Series B
   Stock to Common Stock ..........         17,408                                    17,448
Net loss ..........................                          (1,659,489)          (1,659,489)
Preferred stock
   dividends and
   accretion (Note 3) .............                             (56,403)             (56,403)
                                       -----------         ------------           ----------
Balance - December 31, 1999 .......    $30,226,187         $(26,685,228)          $3,563,385
                                       ===========         ============           ==========


    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended December 31,
                                                                          ---------------------------------------------------------
                                                                               1999                    1998                  1997
                                                                          ------------              ----------            ---------
 Cash flows from operating activities:
   Net (loss) income ................................................     $(1,659,489)              $(902,471)            $  66,564
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
       Depreciation and amortization ................................         835,666                 900,432               939,030
       Changes in operating assets and liabilities (net
         of the effect of the sale of Flexitoys in 1998):
           (Increase) decrease in:
              Accounts receivable ...................................         328,074                (267,013)              189,800
              Inventories ...........................................         748,044                 876,603               399,319
              Prepaid expenses and other current assets .............         101,702                (121,601)             (603,115)
              Other assets ..........................................          28,698                 (16,485)                5,115
            Increase (decrease) in:
              Accounts payable ......................................         309,590                 (75,069)              215,297
              Accrued liabilities ...................................         151,984                   1,996              (424,422)
                                                                          -----------               ---------             ---------
                Net cash provided by operating
                  activities ........................................         844,269                 396,392               787,588
                                                                          -----------               ---------             ---------

 Cash flows from investing activities:
   Acquisition of property and equipment ............................        (612,745)               (500,676)             (612,194)
                                                                          -----------               ---------             ---------
                Net cash used in investing
                  activities ........................................        (612,745)               (500,676)             (612,194)
                                                                          -----------               ---------             ---------

 Cash flows from financing activities:
   (Repayments) borrowings from factor ..............................        (206,517)                308,836                     -
   Proceeds from sale of Common Stock ...............................               -                       -                22,348
   Cash paid in connection with conversion
    of Series B Stock (Note 3) ......................................               -                (122,770)                    -
   Dividends paid ...................................................         (57,790)                (28,279)             (137,660)
                                                                          -----------               ---------             ---------
                Net cash (used in) provided by financing
                  activities ........................................        (264,307)                157,787              (115,312)
                                                                          -----------               ---------             ---------

 Net (decrease) increase in cash ....................................         (32,783)                 53,503                60,082

 Cash - beginning of year ...........................................         267,292                 213,789               153,707
                                                                          -----------               ---------             ---------
 Cash - end of year .................................................     $   234,509               $ 267,292             $ 213,789
                                                                          ===========               =========             =========



    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business and Basis of Presentation:

Just Toys, Inc. (the "Company") designs, develops, manufactures, markets and distributes junior sporting goods, foam shooting toys and other toy products for children of various ages. The Company's principal customers are located in the United States and consist primarily of toy stores and mass merchandisers and, to a lesser extent, discount drug chains, supermarket chains, sporting goods stores, catalogers and gift stores. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Just Toys Products Limited ("JTP") and Joyful World Enterprises Limited ("JWE"), which are incorporated in Hong Kong, and Celt Specialty Partners, Inc. ("Celt"), which is a U.S. manufacturer of foam and plastic toys, sporting goods and other specialty toy products. Significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include the following applicable to the foreign subsidiaries:

                                                        December 31,
                                       -----------------------------------------
                                         1999             1998            1997
                                       ---------      ----------      ----------

Assets ............................   $1,493,797      $1,403,150      $1,507,320
Liabilities .......................      865,445         806,252         932,492
Stockholder's equity ..............      628,352         596,898         574,828
Revenues ..........................    4,861,814       5,909,658       6,489,345
Net income ........................       31,454          22,070         258,974

The assets of the foreign subsidiaries included intercompany receivables from the parent company totaling $1,051,797, $642,948 and $729,721 in 1999, 1998 and
1997, respectively.

In each of the three years ended December 31, 1999, the Company has had increasing losses. The Company believes that it needs to increase its sales and distribution in order to increase its profitability. During 1999, the Company invested in a number of new licenses and product lines and expanded product lines, thereby increasing the number of new products available for sale in 2000 and in subsequent years. The Company also is increasing its efforts to sell to a wider range of customers to increase its sales. The Company also seeks to improve its cash flow through continuing its close control of inventory levels and monitoring expenditures. The Company anticipates that the foregoing efforts can improve the sales, profitability and cash flow of its operations.

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

Property and equipment:

Assets are stated at cost. The Company owns the molds and tools used in production of the Company's products by third-party manufacturers. The molds and tools are depreciated using the straight-line method over the life of the related product licensing agreement, if applicable, or three years, whichever is less. Obsolete molds and tools are written-off when no longer being used. Property and equipment are depreciated on a straight-line basis over the following lives:

                                                            Life
                                                         ---------
         Buildings ..................................     19 years
         Molds and tools ............................      3 years
         Manufacturing equipment ....................      7 years
         Furniture, fixtures and office
           equipment ................................    5-7 years
         Leasehold improvements .....................    Shorter of life of
                                                         lease or useful life


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

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies: (continued)

Product development, design and packaging costs:

Expenditures for the development, design and packaging of products to be introduced in the coming year are recorded as prepaid expenses and amortized within one year. Amounts expensed for these costs were approximately $602,000, $572,000 and $181,000 during 1999, 1998 and 1997, respectively.

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

Advertising costs:

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $161,000, $79,000 and $144,000, respectively.

Earnings (loss) per share attributable to common stockholders:

In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"),"Earnings per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The Company's basic earnings (loss) per share attributable to common stockholders was calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding. All options, warrants and preferred stock issued by the Company were antidilutive. All earnings per share have been adjusted for the reverse stock split disclosed in Note 1.

The adoption of SFAS 128 had no effect on the earnings (loss) per share attributable to common stockholders reported by the Company.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies: (continued)

Securities for issuance of Common Stock excluded from diluted earnings per share due to anti-dilutive effect are as follows:

                                                 1999         1998         1997
                                               -------      -------      -------
Stock Options ..............................   474,376      330,876      335,624
Common Stock purchase warrants .............   327,056      327,056       77,056
Convertible debt ...........................    64,631       68,592      290,927
                                               -------      -------      -------
          Total ............................   866,063      726,524      703,607
                                               =======      =======      =======
Foreign currency translation:

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

Stock-based compensation:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for transactions after December 15, 1994 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations with pro forma disclosure of what net income and earnings would have been had the Company adopted the new fair value method. The Company has elected to continue to account for its stock issued to employees in accordance with APB 25 (see Note 14).

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies: (continued)

Goodwill:

Goodwill represents the cost in excess of the fair market value of the net assets acquired of Table Toys. Goodwill is being amortized on a straight-line basis over 15 years. In connection with the sale of the Flexitoys product line, the Company wrote off $25,000 of goodwill (net of accumulated amortization of $5,000). Amortization of goodwill for the years ended December 31, 1999, 1998 and 1997 was approximately $43,500, $45,500 and $45,500, respectively, and accumulated amortization at December 31, 1999 approximated $152,500.

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

NOTE 3 - Preferred Stock:

Series A Convertible Redeemable Preferred Stock

The Board of Directors of the Company has authorized 150,000 shares of non-voting Series A Convertible Redeemable Preferred Stock ("Series A Stock") with a par value of $1.00 per share of which 120,000 shares were issued and none were outstanding at December 31, 1999 and 1998. The Series A Stock ranks senior to the Company's common stock, par value $0.01 per share ("Common Stock") with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series A Stock has a cumulative preferred quarterly dividend of 6% per annum of the Series A Liquidation Value (as defined below) payable either in cash or additional shares of Series A Stock, at the Company's option. As long as any shares of the Series A Stock remain outstanding, no cash dividends may be paid on the Common Stock nor can Common Stock be acquired by the Company unless all accrued and unpaid dividends have been paid on the Series A Stock. The Series A Stock has a liquidation preference over the Common Stock in an amount equal to $1.00 per share (the "Series A Liquidation Value") plus dividends accrued and unpaid. At the holder's option until December 31, 1998, the Series A Stock was convertible into Common Stock at a conversion price of $4.00 per share (subject to certain adjustments). The Series A Stock is redeemable at the Series A Liquidation Value plus dividends accrued and unpaid at the Company's option at any time.

In December 1998, the holders of all of the outstanding shares of the Series A Stock converted such shares into 30,000 shares of Common Stock.

Series B Convertible Redeemable Preferred Stock

The Board of Directors of the Company also authorized 650,000 shares of non-voting Series B Convertible Redeemable Preferred Stock ("Series B Stock") with a par value of $1.00 per share of which 129,261 shares (137,183 shares at December 31, 1998) are issued and outstanding. The Series B Stock ranks senior to the Common Stock and junior to the Series A Stock with respect to dividend rights and rights on liquidation, winding up and dissolution. The Series B Stock has a cumulative preferred quarterly dividend of 7% per annum of the Series B Liquidation Value (as defined below) payable either in cash or additional shares of Series B Stock, at the Company's option. As long as any shares of the Series B Stock remain outstanding, no cash dividends can be paid on the Common Stock nor can Common Stock be acquired by the Company unless all accrued and unpaid dividends have been paid on the Series B Stock and any required redemptions have been provided for. The Series B Stock has a liquidation preference over the Common Stock in an amount equal to $3.625 per share (the "Series B Liquidation Value") plus dividends accrued and unpaid. At the holder's option, the shares of Series B Stock are convertible in Common Stock at a rate of one share of Common Stock for two shares of Series B Stock (subject to certain adjustments). After December 30, 1996, the Series B Stock is redeemable at the Company's option at the Series B Liquidation Value plus dividends accrued and unpaid.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Preferred Stock: (continued)

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

The holders of 7,922 and 239,016 shares of Series B Stock converted their shares into 3,962 and 119,508 shares, respectively, of Common Stock in 1999 and 1998, respectively.

On April 9, 1998, the Company offered to pay and exchange $0.5075 in cash and one half of one share of the Company's Common Stock (as adjusted for the one-for-two reverse stock split) for each share of Series B Stock (the "Exchange Offer"). The holders of 239,016 shares of the Series B Stock, net of certain adjustments, accepted the Exchange Offer and the Company paid $122,770 in cash and issued 119,508 shares of Common Stock in exchange for the 239,016 shares of Series B Stock. The market value of the Common Stock and carrying value of the Series B Stock on the date of exchange amounted to $226,389 and $487,037, respectively. The total consideration paid by the Company was less than the carrying value of the Series B Stock by $137,878, and has been accounted for as a gain on conversion of the Series B Stock in 1998.

NOTE 4 - Accounts Receivable and Allowances:

On July 26, 1995, the Company entered into a Factoring Agreement with Milberg Factors, Inc. ("Milberg") pursuant to which Milberg agreed to purchase the Company's domestic accounts receivable on a non-recourse basis, and to advance to the Company, at the Company's request, the lesser of 85% of total accounts receivable or $1,750,000. Effective February 1, 1996, the agreement was amended to increase the amount of the advance to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is .65% of receivables. Advances bear interest at the rate of prime (8.50% at December 31, 1999) plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the Company's inventory located in the United States. Such advances also will bear interest at the rate of prime plus one percent. Additionally, the factoring arrangement with Milberg is secured by a mortgage on the real property owned by Celt and a security interest in the inventory and personal property located in the United States.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Accounts Receivable and Allowances: (continued)

Accounts receivable and amounts due from factor consists of the following:

                                                            December 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Accounts receivable - factor ..................    $ 3,443,934      $ 4,635,787
Advances from factor ..........................     (3,443,934)      (4,635,787)
                                                   -----------      -----------
Net due from factor ...........................            -0-              -0-
Accounts receivable - trade ...................        381,717          822,791
                                                   -----------      -----------
   Total accounts receivable ..................        381,717          822,791

Less: Accounts receivable allowances ..........       (345,000)        (458,000)
                                                   -----------      -----------
     Total accounts receivable, net of
     allowances ...............................    $    36,717      $   364,791
                                                   ===========      ===========

The accounts receivable allowances consist of the following:

                                                            December 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Returns, allowances and discounts .............    $   295,000      $   408,000
Doubtful accounts .............................         50,000           50,000
                                                   -----------      -----------
            Total .............................    $   345,000      $   458,000
                                                   ===========      ===========

At December 31, 1999 and 1998, the Company was in an overadvance position of $102,319 and $308,836, respectively.

NOTE 5 - Inventories:

Inventories consist of the following:

                                                            December 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Finished goods ................................    $ 1,418,710      $ 2,049,996
Material components and supplies ..............        544,931          661,689
                                                   -----------      -----------
            Total .............................    $ 1,963,641      $ 2,711,685
                                                   ===========      ===========

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Prepaid expenses and other current assets:

Prepaid expenses and other current assets consist of the following:

                                                            December 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Prepaid royalties .............................    $   476,851      $   423,241
Prepaid insurance .............................        155,663          161,109
Insurance recoverable .........................         77,578          138,259
Development, design and packaging .............        646,101          666,680
Other .........................................        413,863          482,469
                                                   -----------      -----------
            Total .............................    $ 1,770,056      $ 1,871,758
                                                   ===========      ===========


NOTE 7 - Property and Equipment:

Property and equipment consists of the following:

                                                            December 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Property and equipment at cost:
   Land .......................................    $   325,000      $   325,000
   Building ...................................        725,000          725,000
   Molds and tools ............................      3,923,489        3,440,863
   Manufacturing equipment ....................      1,448,379        1,442,695
   Furniture, fixtures and
       office equipment .......................      1,483,906        1,359,902
   Leasehold improvements .....................        182,991          179,991
                                                   -----------      -----------
                                                     8,088,765        7,473,451

   Less:
       Accumulated depreciation
           And amortization ...................      5,555,769        4,761,082
                                                   -----------      -----------
             Total ............................    $ 2,532,996      $ 2,712,369
                                                   ===========      ===========

NOTE 8 - Related Party Transactions:

Consulting fees:

During 1999 and 1998, the Company incurred expenses of $50,000 and $75,000, respectively, to a director for consulting fees.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Accrued Liabilities:

Accrued liabilities consist of the following:

                                                            December 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
             Royalties ........................    $   314,259      $   267,575
             Insurance ........................        108,085          116,796
             Deferred rent ....................        100,261           90,532
             Dividends ........................         75,013           99,061
             Other ............................        495,282          391,000
                                                   -----------      -----------
                    Total .....................    $ 1,092,900      $   964,964
                                                   ===========      ===========


NOTE 10 - Commitments, Contingencies and Other Matters:

License agreements:

The Company develops and produces certain products under license agreements with third parties. The amounts paid periodically under the terms of these agreements range from 2% to 12% of the net sales of the licensed products. The Company is obligated for guaranteed minimum royalty and other license payments at December 31, 1999 as follows:

              2000 ............................  $250,000
              2001 ............................    85,000
                                                 --------
                    Total .....................  $335,000
                                                 ========

Leases:

Minimum annual rentals under leases expiring at various times through the year 2008 for showroom, merchandising and warehouse facilities as at December 31, 1999 are as follows:

              2000 ..........................  $  378,000
              2001 ..........................     400,000
              2002. .........................     376,000
              2003 ..........................     317,000
              2004 ..........................     325,000
              Thereafter ....................   1,110,000
                                               ----------

                    Total ...................  $2,906,000
                                               ==========

Rent expense approximated $519,000, $540,000 and $559,000 for 1999, 1998 and
1997, respectively.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments, Contingencies and Other Matters: (continued)

Letters of credit:

As of December 31, 1999, the Company had two outstanding letters of credit totaling $120,000.

Litigation:

The Toys "R" Us class actions have been settled. The Company paid $30,000.

The Company is involved in various litigation and other legal matters which are being addressed or defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's liquidity, operating results or consolidated financial position.

Deferred compensation plan:

Effective January 1, 1996, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company has elected not to make contributions to this plan for the years ended December 31, 1999 and 1998.

Concentration of credit risk:

The Company places its cash in various banking institutions and Milberg. At times, such amounts might be in excess of the FDIC insurance limit at the banking institutions. Amounts due from Milberg are not covered by insurance.

NOTE 11 - Major Customers:

In 1999, the Company had one customer which represented approximately 52% of its net sales. In 1998 and 1997, the Company had two customers which each individually represented greater than 10% of net sales. Sales to these customers totaled 55% and 60% of net sales in 1998 and 1997, respectively. The termination by any of these customers of their relationship with the Company would have a material adverse effect on the Company.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Income Taxes:

The tax effects of principal temporary differences and net operating losses are as follows:
                                                       Year Ended December 31,
                                                    ---------------------------
                                                        1999           1998
                                                    -----------     -----------

             Deferred Tax Assets:
                Estimated allowances ...........   $   147,100     $   195,100
                Depreciation ...................           -0-         165,700
                Capitalization of
                   inventory ...................        36,100          52,000
                Net operating loss .............    11,423,000      10,986,000
                                                   -----------     -----------
                                                    11,606,200      11,398,800

             Deferred Tax Liabilities:

                Depreciation ...................      (100,800)               -

                Valuation allowance
                  for deferred taxes ...........   (11,505,400)     (11,398,800)
                                                   -----------     ------------
                   Total .......................   $         -     $          -
                                                   ===========     ============

The valuation allowance at December 31, 1997 was approximately $10,146,000. The valuation allowance increased by $106,600 during the year ended December 31, 1999.

The differences between the statutory Federal income tax rate of 34% and the income taxes reported in the statements of operations are as follows:

                                                           Year Ended December 31,
                                          --------------------------------------------------
                                                 1999              1998              1997
                                             -----------       -----------        ----------
           Net income (loss):
               United States ............    $(1,690,943)      $  (924,541)       $(192,410)
               Foreign ..................         31,454            22,070          258,974
                                             -----------       -----------        ---------
                                             $(1,659,489)      $  (902,471)       $  66,564
                                             ===========       ===========        =========
           Statutory rate ...............    $  (564,226)      $  (306,840)       $  22,632
           Utilization of benefit of tax
              loss carryforward .........         (5,190)           (3,642)         (42,731)
           Loss from which no tax
               benefit was provided .....        574,920           314,344           65,419
           Effect of foreign tax
               rate difference ..........         (5,504)           (3,862)         (45,320)
           Foreign income not subject
               to tax ...................              -                 -                -
                                             -----------       -----------        ---------
               Total tax provision
                 (benefit) ..............    $         -       $         -        $       -
                                             ===========       ============       =========

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Income Taxes: (continued)

Undistributed foreign income:

At December 31, 1999, JTP had approximately $630,000 of undistributed accumulated earnings.

Net operating loss:

The Company has a net operating loss carryforward of approximately $26,700,000 as at December 31, 1999. Approximately $920,000 expires by 2008, $14,060,000 by 2009, $6,450,000 by 2010, $600,000 by 2011, $1,350,000 by 2012, $1,320,000 by
2018 and $2,000,000 by 2019. However, pursuant to Section 382 of the Internal Revenue Code the future utilization of approximately $20,000,000 of these net operating loss carryforwards are significantly limited due to ownership changes. Based on management's estimates, the annual limitation on such net operating loss carryforwards is approximately $500,000.


NOTE 13 - Supplemental Cash Flow Information:

Interest:

Payments for interest expense were $455,257, $496,161 and $519,514 for 1999, 1998 and 1997, respectively.

Noncash transactions:

The Company accrued dividends of $33,742, $94,094 and $137,660 in 1999, 1998 and 1997, respectively.

NOTE 14 - Stock Options:

Stock Option Plan

Effective August 10, 1992, the Company adopted the 1992 Incentive and Non-Qualified Stock Option Plan (the "Plan"), which will terminate on August 9, 2002. Under the terms of the Plan, options to purchase shares of Common Stock of the Company intended to qualify as "incentive stock options" and non-qualified stock options may be granted to employees and directors of the Company and independent contractors providing services to the Company. A total of 1,000,000 shares of Common Stock are authorized under the Plan. Options are exercisable within ten years of the date of grant.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Stock Options:  (continued)

Detail of stock options are as follows:

                                                                            Weighted                              Weighted
                                                                             Average                              Average
                                                                            Exercise            Number of         Price per
                                                       Number of            Price per            Shares         Exercisable
                                                         Shares               Share            Exercisable          Share
                                                       ---------            ---------          -----------      -----------
Balance - December 31, 1996 ......................      281,174              $ 8.22              103,149            $11.84
                                                                                                 =======
Granted - 1997 ...................................       83,250                2.92
Canceled pursuant to amendment
  offer - 1997 ...................................      (43,500)             (22.20)
Canceled - 1997 ..................................      (35,300)              (5.86)
                                                       --------
Balance - December 31, 1997 ......................      285,624              $ 4.52               99,924            $ 5.78
                                                                                                 =======
Granted - 1998 ...................................       15,000                1.63
Canceled - 1998 ..................................      (19,748)             (10.88)
                                                       --------
Balance - December 31, 1998 ......................      280,876              $ 3.90              126,835            $ 4.67
Granted - 1999 ...................................      237,250                0.52              =======
Canceled - 1999 ..................................     (195,750)              (2.07)
                                                       --------
Balance - December 31, 1999 ......................      322,376              $ 2.53              134,176            $ 4.54
                                                       ========                                  =======

The exercise price of options outstanding at December 31, 1999 ranged from $0.39 to $8.25 as follows:

                                                                             Weighted        Weighted
                                                            Number of         Average         Average
                                         Number of           Shares         Contractual      Exercise
            Exercise Price between:        Shares         Exercisable          Life            Price
            -----------------------       ---------        -----------       -----------     ----------
                 $7.25 - $8.25             45,542            42,342            5.14            $7.30
                 $2.37 - $4.00            133,084            90,334            6.31            $3.17
                 $0.75 - $1.25              7,500             1,500            8.74            $1.00
                     $0.39                136,250                 -            9.23            $0.39

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

NOTE 14 - Stock Options: (continued)

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

During 1999, the Company granted various directors fully vested and exercisable ten-year options to purchase up to a total of 92,000 shares of Common Stock at an exercise price of $0.39 per share, the market price of the stock at the time of the grant. In 1999, the Company granted one director an additional fully vested and exercisable ten-year option to purchase up to 10,000 shares of the Common Stock at an exercise price of $1.00, which was greater than the market price of the stock at the time of grant. None of these options are governed by the Company's Plan. All of these options will remain outstanding for their full term until exercised, whether or not the director is still affiliated with the Company.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997:

                                                     1999       1998        1997
                                                     ----       ----        ----
Risk free rate ................................      5.31%      5.50%      6.36%
Dividend yield ................................         0%         0%         0%
Volatility factor of the expected price
  of the Company's Common Stock ...............     1.178      0.737      0.284
Average life (years) ..........................         5          5          5

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

NOTE 14 - Stock Options: (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                         1999            1998            1997
                                         ----            ----            ----
Pro forma net loss attributable
  to common stockholders            $(1,812,695)      $(991,249)      $(255,791)

Pro forma basic loss per share
  attributable to common                $  (.81)         $ (.46)         $ (.12)
  stockholders

The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 were $0.33, $1.04 and $0.94, respectively.

As of December 31, 1999, 866,063 shares of the Company's Common Stock were reserved for issuance on the exercise of stock options and warrants and the redemption of preferred stock.


NOTE 15 - Warrants:

On August 31, 1998, the Company issued a five-year warrant, as amended, to its investment banker to purchase up to 250,000 shares of Common Stock with an exercise price of $1.00 per share. The warrant is exercisable with respect to 50,000 shares of Common Stock. The warrant becomes exercisable with respect to the remaining 200,000 shares of Common Stock only after the consummation of certain acquisition transactions by the Company. The number of such shares subject to exercise is determined by a formula based upon the net sales of the business or product line acquired by the Company.

On January 1, 1996, the Company issued warrants to its former investment banker to purchase 50,000 shares of common stock at $7.25 per share, which expire on December 31, 2000. In connection with the acquisition of the assets of Table Toys, warrants were issued to various individuals to purchase 30,000 shares of common stock at $7.25 per share, which expire on June 26, 2001. In 1997, pursuant to an agreement to issue 5,889 shares of Common Stock for approximately $3.80 per share to one of the holders of a warrant, the Company cancelled warrants to purchase 2,944 shares of Common Stock.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Business Segments:

Foreign operations and sales for the year ended December 31, 1999 are as follows:

                                 United
                                 States        Hong Kong*    Eliminations   Consolidated
                                 ------        ----------    ------------   ------------
Net sales .................   $13,209,212      $ 4,861,814                  $18,071,026
                              ===========      ===========                  ===========
Operating income
  (loss) ..................   $(1,223,870)     $   101,328                  $(1,122,542)
                              ===========      ===========
Interest expense, net .....                                                    (536,947)
                                                                            -----------
Loss before income taxes ..                                                 $(1,659,489)
                                                                            ===========
Identifiable assets at
  December 31, 1999 .......   $ 5,639,527      $ 1,493,797                  $ 7,133,324
                              ===========      ===========
Corporate assets ..........                                                       7,665
                                                                            -----------
Total assets ..............                                                 $ 7,140,989
                                                                            ===========

* Represents net sales made F.O.B. Hong Kong which are primarily shipped to customers in the United States. Identifiable assets include intercompany receivables from the parent company totaling $1,051,797.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Business Segments:  (continued)

Foreign operations and sales for the year ended December 31, 1998 are as follows:

                                 United
                                 States        Hong Kong*    Eliminations   Consolidated
                                 ------        ----------    ------------   ------------
Net sales ..................  $13,437,131      $5,909,658                   $19,346,789
                              ===========      ==========                   ===========
Operating income ...........  $  (412,739)     $   86,582                   $  (326,157)
                              ===========      ==========
Interest expense, net ......                                                   (576,314)
                                                                            -----------
Loss before
  income taxes .............                                                $  (902,471)
                                                                            ===========
Identifiable assets at
  December 31, 1998 ........  $ 7,192,396      $1,403,150                   $ 8,595,546
                              ===========      ==========
Corporate assets ...........                                                      7,665
                                                                            -----------
Total assets ...............                                                $ 8,603,211
                                                                            ===========

* Represents net sales made F.O.B. Hong Kong which are primarily shipped to customers in the United States. Identifiable assets include intercompany receivables from the parent company totaling $642,948.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Business Segments: (continued)

Foreign operations and sales for the year ended December 31, 1997 are as follows:

                                 United
                                 States        Hong Kong*    Eliminations   Consolidated
                                 ------        ----------    ------------   ------------
Net sales .................   $16,769,709      $6,489,345                   $23,259,054
                              ===========      ==========                   ===========

Operating income ..........   $   352,031      $  322,314                   $   674,345
                              ===========      ==========
Interest expense, net .....                                                    (615,332)
Other income ..............                                                       7,551
                                                                            -----------
Income before
  income taxes ............                                                 $    66,564
                                                                            ===========

Identifiable assets at
  December 31, 1997 .......   $ 8,213,263      $1,507,320                   $ 9,720,583
                              ===========      ==========
Corporate assets ..........                                                       7,665
                                                                            -----------
Total assets ..............                                                 $ 9,728,248
                                                                            ===========

--------
* Represents net sales made F.O.B. Hong Kong which are primarily shipped to customers in the United States. Identifiable assets include intercompany receivables from the parent company totaling $729,721.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     SCHEDULE II

------------------------------------------------------------------------------------------------------------------------------------
                      Column A                                   Column B           Column C           Column D            Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Additions-
                                                               Balance at          Charged to             (1)             Balance at
                                                                Beginning          Costs and          Deductions-           End of
                                                               of Period            Expenses            Describe            Period
------------------------------------------------------------------------------------------------------------------------------------
  Year ended December 31, 1999: ..........................    $  50,000            $       -           $       -           $  50,000
     Allowance for doubtful accounts
     Allowance for sales returns, discounts and
       allowances ........................................      408,000              462,940             575,940             295,000
                                                              ---------            ---------           ---------           ---------
            Total ........................................    $ 458,000            $ 462,940           $ 575,940           $ 345,000
                                                              =========            =========           =========           =========
  Year ended December 31, 1998:
     Allowance for doubtful accounts .....................    $  50,000            $       -           $       -           $  50,000
     Allowance for sales returns, discounts and
       allowances ........................................      638,000              526,935             756,935             408,000
                                                              ---------            ---------           ---------           ---------
            Total ........................................    $ 688,000            $ 526,935           $ 756,935           $ 458,000
                                                              =========            =========           =========           =========
  Year ended December 31, 1997:
     Allowance for doubtful accounts .....................    $  50,000            $       -           $       -           $  50,000
     Allowance for sales returns, discounts and
       allowances ........................................      553,000              873,568             788,568             638,000
                                                              ---------            ---------           ---------           ---------
            Total ........................................    $ 603,000            $ 873,568           $ 788,568           $ 688,000
                                                              =========            =========           =========           =========

  (1) Write off of uncollectibles and sales returns, discounts and allowances.