Form 10-Q
period 2000-03-31
JUST TOYS INC
filed 2000-05-15
CIK 890639

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)
/X/               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                              --------------------

                         Commission File Number 0-20612

                              --------------------

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

The aggregate number of the Registrant's shares outstanding on May 10, 2000 was 2,247,581 shares of Common Stock, par value $.01 per share.

--------------------------------------------------------------------------------

                        JUST TOYS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets - March 31, 2000
           and 1999  (unaudited)  and December 31, 1999.....................  1

           Consolidated Statements of Operations (unaudited)
           for the Three  Months  Ended March 31, 2000 and 1999.............  2

           Consolidated Statements of Cash Flows (unaudited)
           for the Three  Months  Ended March 31, 2000 and 1999.............  3

           Notes to Consolidated Financial Statements (unaudited)...........  4

  Item 2.  Management's Discussion and Analysis of
           Financial  Condition  and Results of Operations..................  7

Part II - OTHER INFORMATION

  Item 6.  Exhibits  and Reports on Form 8-K................................ 11

SIGNATURES.................................................................. 12

                        JUST TOYS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                              March 31,                 December 31,
                                                                 -------------------------------        ------------
                                                                     2000               1999                1999
                                                                     ----               ----                ----
                                                                           (Unaudited)
ASSETS

Current assets:
   Cash  .  . . . . . . . . . . . . . . . . . . . . . . . . .    $   136,188          $   210,130        $   234,509
   Accounts receivable, net of allowances of $104,000,
      $405,000 and  $345,000  (Note 2). . . . . . . . . . . .        159,088               29,958             36,717
   Inventories  (Note  3) . . . . . . . . . . . . . . . . . .      1,956,434            2,605,237          1,963,641
   Prepaid  expenses and other current assets . . . . . . . .      1,786,775            2,051,388          1,770,056
                                                                 -----------          -----------        -----------
      Total current  assets . . . . . . . . . . . . . . . . .      4,038,485            4,896,713          4,004,923

Property and equipment, at cost, net of accumulated
   depreciation and  amortization.  . . . . . . . . . . . . .      2,601,285            2,660,861          2,532,996
Goodwill, net of accumulated amortization.  . . . . . . . . .        489,861              533,409            500,748
Other  assets . . . . . . . . . . . . . . . . . . . . . . . .        230,497              120,425            102,322
                                                                ------------         ------------       ------------

                  TOTAL  .  . . . . . . . . . . . . . . . . .    $ 7,360,128          $ 8,211,408        $ 7,140,989
                                                                 ===========          ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Due to factor  (Note 2). . . . . . . . . . . . . . . . . .    $ 1,583,184          $ 1,176,677       $    102,319
   Accounts  payable  . . . . . . . . . . . . . . . . . . . .      1,725,225            1,606,470          2,087,767
   Accrued  liabilities.  . . . . . . . . . . . . . . . . . .        906,102              587,895          1,092,900
                                                                ------------         ------------       ------------
       Total current  liabilities . . . . . . . . . . . . . .      4,214,511            3,371,042          3,282,986

Series B Convertible  Redeemable  Preferred  Stock,
   650,000 shares  authorized, 129,261, 136,684 and 129,261
   shares issued and outstanding (liquidation value
   $468,571, $495,480 and $468,571).  . . . . . . . . . . . .        300,370              293,982            294,618
                                                                ------------         ------------       ------------
       Total  liabilities and Series B Stock. . . . . . . . .      4,514,881            3,665,024          3,577,604
                                                                 -----------          -----------        -----------
Commitments and contingencies.  . . . . . . . . . . . . . . .

Stockholders' equity (Note 4):
   Preferred stock, $1.00 par value, 2,000,000
     shares authorized:
               Series A Convertible Redeemable Preferred
                     Stock, 150,000 shares authorized, no
                     shares issued and  outstanding.  . . . .             --                 --                 --
   Common stock, par value $.01 per share, 15,000,000
       shares authorized, 2,242,581, 2,238,869 and 2,242,581
       issued and outstanding.  . . . . . . . . . . . . . . .         22,426               22,389             22,426
   Additional  paid-in  capital . . . . . . . . . . . . . . .     30,226,187           30,209,843         30,226,187
   Accumulated  deficit.  . . . . . . . . . . . . . . . . . .    (27,403,366)         (25,685,848)       (26,685,228)
                                                                  ----------           ----------         ----------
       Total stockholders'  equity. . . . . . . . . . . . . .      2,845,247            4,546,384          3,563,385
                                                                 -----------          -----------        -----------

                TOTAL.  . . . . . . . . . . . . . . . . . . .    $ 7,360,128          $ 8,211,408        $ 7,140,989
                                                                 ===========          ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                      Three Months Ended March 31,
                                                                   ---------------------------------
                                                                      2000                  1999
                                                                      ----                  ----
                                                                              (Unaudited)
Net  sales . . . . . . . . . . . . . . . . . . . . . . . . . . .   $3,039,282            $2,817,778

Cost of  goods  sold . . . . . . . . . . . . . . . . . . . . . .    1,944,847             1,756,047
                                                                   ----------            ----------

Gross profit.  . . . . . . . . . . . . . . . . . . . . . . . . .    1,094,435             1,061,731
                                                                   ----------            ----------
Expenses:
   Merchandising, selling, warehousing
        and distribution.  . . . . . . . . . . . . . . . . . . .      841,082               881,431
   Royalties  .  . . . . . . . . . . . . . . . . . . . . . . . .      216,403               111,058
   General and administrative . . . . . . . . . . . . . . . . .       625,164               664,337
                                                                   ----------            ----------
              Total  . . . . . . . . . . . . . . . . . . . . . .    1,682,649             1,656,826
                                                                   ----------            ----------

Operating  loss. . . . . . . . . . . . . . . . . . . . . . . . .     (588,214)             (595,095)
                                                                   ----------            ----------
Other income (expenses):
   Interest  expense.  . . . . . . . . . . . . . . . . . . . . .     (115,972)             (107,102)
                                                                   ----------            ----------

Net loss.  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (704,186)             (702,197)

Preferred stock dividends and
      accretion  (Note 4). . . . . . . . . . . . . . . . . . . .      (13,952)              (14,315)
                                                                   ----------           -----------
Net loss attributable to
      common  stockholders . . . . . . . . . . . . . . . . . . .   $ (718,138)          $  (716,512)
                                                                   ==========           ===========
Weighted average common shares
      outstanding  . . . . . . . . . . . . . . . . . . . . . . .    2,242,581             2,238,697
                                                                   ==========           ===========
Per share data:

Basic and dilutive loss per share
      attributable to common stockholders . . . . . . . .          $    (0.32)          $     (0.32)
                                                                   ==========           ===========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                    2000                1999
                                                                                    ----                ----
                                                                                           (Unaudited)
Cash flows from operating activities:
  Net  loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (704,186)       $ (702,197)
  Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation  and  amortization . . . . . . . . . . . . . . .          148,254           193,231
              Changes in operating assets and liabilities:
              (Increase) decrease in:
                  Accounts  receivable  . . . . . . . . . . . . . . . . . .         (122,371)          334,833
                  Inventories  .  . . . . . . . . . . . . . . . . . . . . .            7,207           106,448
                  Prepaid expenses and other current assets . . . . . .              (16,719)         (179,630)
                  Other  assets.  . . . . . . . . . . . . . . . . . . . . .         (128,175)           10,595
              Increase (decrease) in:
                  Accounts  payable . . . . . . . . . . . . . . . . . . . .         (362,542)         (171,707)
                  Accrued liabilities.  . . . . . . . . . . . . . . . . . .         (194,998)         (331,428)
                                                                                 -----------        ----------

              Net cash used in  operating  activities . . . . . . . . . . .       (1,373,530)         (739,855)
                                                                                 -----------        ----------

  Cash flows from investing activities:
      Acquisition of property and equipment. . . . . . . . . . . . . .              (205,656)         (130,836)
                                                                                 -----------        ----------

              Net cash used in  investing  activities . . . . . . . . . . .         (205,656)         (130,836)
                                                                                 -----------        ----------

  Cash flows from financing activities:
      Borrowings  from factor . . . . . . . . . . . . . . . . . . . . . . .        1,480,865           867,841
      Dividends  paid.  . . . . . . . . . . . . . . . . . . . . . . . . . .                -           (54,312)
                                                                                 -----------        ----------

             Net cash provided by financing activities. . . . . . . . .            1,480,865           813,529
                                                                                 -----------        ----------

Net  decrease in cash . . . . . . . . . . . . . . . . . . . . . . . . . . .          (98,321)          (57,162)

Cash - beginning  of period.  . . . . . . . . . . . . . . . . . . . . . . .          234,509           267,292
                                                                                 -----------        ----------

Cash - end of  period.  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   136,188        $  210,130
                                                                                 ===========        ==========

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of Presentation and Summary of Significant Accounting Policies
-----------------------------------------------------------------------------

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Just Toys, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

         (1) Basic loss per share attributable to common stockholders:

         Basic loss per share was calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding. All options, warrants and preferred stock issued by the Company were antidilutive.

         (2) Reclassifications:

         Certain previously reported amounts have been reclassified to conform to the 2000 presentation and that of the Form 10-K for the year ended December 31, 1999.

Note 2 - Accounts Receivable and Due to Factor
----------------------------------------------

         Accounts receivable and amounts due to factor consist of the following:

                                                                              March 31,              December 31,
                                                                     ----------------------------    ------------
                                                                        2000             1999            1999
                                                                        ----             ----            ----
                                                                             (Unaudited)

Accounts receivable - factor . . . . . . . . . . . . . . . . . .     $1,889,908        $1,782,025     $3,443,934
Borrowings from factor . . . . . . . . . . . . . . . . . . . . .     (3,473,092)       (2,958,702)    (3,546,253)
                                                                     ----------        ----------     ----------

Net due to factor  . . . . . . . . . . . . . . . . . . . . . . .     $1,583,184        $1,176,677     $  102,319
                                                                     ==========        ==========     ==========

Accounts receivable - trade .  . . . . . . . . . . . . . . . . .     $  263,088        $  434,958     $  381,717
Less: Accounts receivable allowances . . . . . . . . . . . . . .       (104,000)         (405,000)      (345,000)
                                                                     ----------        ----------     ----------

     Total accounts receivable, net of
          allowances . . . . . . . . . . . . . . . . . . . . . .     $  159,088        $   29,958     $   36,717
                                                                     ==========        ==========     ==========

         Substantially all of the Company's US accounts receivables are sold to a factor. Such sales are without recourse as to bad debts, but with recourse as to customers' claims. Interest is charged at the rate of prime plus one percent, which was 9.75% and 8.75% at March 31, 2000 and 1999, respectively, and 9.5% at December 31, 1999. The factoring arrangement is secured by a mortgage on the real property owned by the Company's manufacturing subsidiary and a security interest in the inventory and personal property located in the United States.


Note 3 - Inventories
--------------------

         The inventories consist of the following:

                                                                               March 31,               December 31,
                                                                     ----------------------------     ------------
                                                                         2000             1999            1999
                                                                         ----             ----            ----
                                                                             (Unaudited)

Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .     $1,234,296         $1,719,151      $1,418,710
Material components and supplies . . . . . . . . . . . . . . . .        722,138            886,086         544,931
                                                                     ----------         ----------      ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,956,434         $2,605,237      $1,963,641
                                                                     ==========         ==========      ==========

                                      -5-

Note 4 - Stockholders' Equity
-----------------------------

         Stockholders' equity consists of the following:


                                                       Common       Additional Paid-in      Accumulated
                                                        Stock            Capital              Deficit          Total
                                                       -------      -------------------     -----------       -------

Balance December 31, 1999 . . . . . . . . . . . .       $22,426        $30,226,187         $(26,685,228)     $3,563,385
Net loss (unaudited). . . . . . . . . . . . . . .           --               --                (704,186)       (704,186)
Preferred stock dividends and
    accretion . . . . . . . . . . . . . . . . . .           --               --                 (13,952)        (13,952)
                                                        -------        -----------         ------------      ----------
Balance March 31, 2000
    (unaudited) . . . . . . . . . . . . . . . . .       $22,426        $30,226,187         $(27,403,366)     $2,845,247
                                                        =======        ===========         ============      ==========

Note 5 - Segment Information
----------------------------

         Information regarding the Company's business segments for the three month period ended March 31, 2000 and 1999 are as follows:


                                                        March 31, 2000                        March 31, 1999
                                            ----------------------------------        --------------------------------
                                            United States           Hong Kong         United States          Hong Kong
                                            -------------           ---------         -------------          ---------

Net Sales . . . . . . . . . . . . . . .       $ 2,402,259          $  637,023          $2,270,360          $  547,418

Operating income (loss). . . . . . . .        $  (463,745)         $ (124,469)         $ (418,365)         $ (176,730)

Identifiable assets (1) . . . . . . . .       $ 5,767,584          $1,584,879          $6,565,040          $1,638,703


(1) Excludes corporate assets of $7,665 at March 31, 2000 and 1999, respectively. Hong Kong identifiable assets include intercompany receivables from the parent company totaling $1,213,984 and $1,205,866 at March 31, 2000 and 1999, respectively.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of Just Toys, Inc. (the "Company") with respect to, among other things, future business conditions and the outlook for the Company including trends affecting the Company's business, financial condition and results of operations. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: changes in consumer preferences, dependence on a limited number of major customers, reliance on manufacturers based in Asia, competition from major toy companies, seasonality and quarterly fluctuations, government regulation, as well as the items set forth under "Business--Certain Cautionary Factors" in the Company's December 31, 1999 Annual Report on Form 10-K. Wherever possible, the Company has identified forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

Three Months Ended March 31, 2000 and 1999

         Net sales for the three months ended March 31, 2000 increased 7.9% to $3,039,000 from $2,818,000 in the comparable period in 1999. The increase in sales is due primarily to broader product placement and to inventory replenishment by retailers.

         Gross profit as a percentage of net sales decreased to 36.0% for the three months ended March 31, 2000 compared to 37.7% for the three months ended March 31, 1999. This decrease resulted primarily from the sale of certain discontinued merchandise at lower profit margins in connection with an aggressive inventory management plan. Gross profit increased 3.1% to $1,094,000 in the first quarter of 2000 from $1,062,000 in the comparable period in 1999 as a result of the increase in sales.

         The Company's net sales and gross profit, as a percentage of net sales, is to some extent dependent on its mix of business during a given time period. Variables include such factors as whether merchandise is shipped from a domestic warehouse or directly from Asia, whether the merchandise is purchased from overseas sources or is produced domestically and the specific blend of products shipped to the Company's customers.

         Royalty expense increased to $216,000, or 7.1% of net sales, in the period ended March 31, 2000 from $111,000, or 3.9% of net sales, for the period ended March 31, 1999, primarily due to the increase of licensed items in the product mix and improved first quarter sales of those items.

         Merchandising, selling, warehousing and distribution expenses decreased 4.6% to $841,000 for the first quarter of 2000 from $881,000 in the comparable 1999 period. This decrease resulted from continued cost control measures, including a reduction in personnel costs, which were partly offset by increased commissions due to the increase in sales for the quarter.

         General and administrative expenses decreased 5.9% to $625,000 for the first quarter of 2000 from $664,000 in the comparable 1999 period. This decrease resulted from a reduction in personnel and other related costs.

         The Company had an operating loss of $588,000 in the three months ended March 31, 2000 compared with an operating loss of $595,000 in the three months ended March 31, 1999.

         Interest expense was $116,000 in the first quarter of 2000 as compared to $107,000 in the comparable period in 1999.

         The Company had a net loss of $704,000 in the first quarter of 2000 as compared to $702,000 in the first quarter of 1999.

         In 2000 and 1999, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock to its redemption value as expenses in computing net loss attributable to common stockholders.

         Basic loss per share attributable to common stockholders for the three months ended March 31, 2000 totaled $.32 per share compared to a basic loss per share attributable to common stockholders of $.32 per share in the comparable period in 1999 based upon 2,243,000 and 2,239,000 weighted average shares outstanding in the three months ended March 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources in 2000 and 1999 were funds provided from operations and its credit agreement with Milberg Factors, Inc. ("Milberg"). At March 31, 2000, working capital reflected a deficiency of $176,000 as compared to a working capital of approximately $722,000 at December 31, 1999. The decrease in working capital for the period primarily is a result of (a) the loss for the quarter, (b) the Company's investment in product development and (c) capital expenditures for fixed assets consisting primarily of molds and tools for new products.

         Cash used in operating activities in the first three months of 2000 was $1,374,000 as compared with $740,000 in the comparable period in 1999. The increase in cash used in operating activities was primarily due to investments in new product lines during the quarter and the timing of certain allowances taken by customers.

         Cash used in investing activities was $206,000 and $131,000 for the three months ended March 31, 2000 and 1999, respectively, which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products.

         Cash provided by financing activities was $1,481,000 and $814,000 in the first three months of 2000 and 1999, respectively. Funds borrowed from Milberg were used to finance the operations of the business.

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

         During the three months ended March 31, 1999, 499 shares of Series B Stock were converted into 250 shares of Common Stock. No shares of Series B Stock were converted into Common Stock during the three month period ended March 31, 2000.

         The Company believes that its cash flow from operations, its ability to control expenditures and available borrowings will be adequate to meet its obligations for the fiscal year ending December 31, 2000.

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

Backlog

         Total order backlog at March 31, 2000 and 1999 was approximately $1,474,000 and $1,690,000, respectively. The Company expects substantially all of its current backlog to be filled during 2000. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

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

        *10.1 Letter Agreement dated as of March 28, 2000 between the Company and Gerald M. Carroll.

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

Dated:   May 12, 2000

                                        JUST TOYS, INC.,
                                          a Delaware corporation




                                        By: /s/ Jerry Carroll
                                            ------------------------------------
                                            Jerry Carroll
                                            Chief Executive Officer and
                                            Principal Accounting Officer