Form 10-Q
period 2000-06-30
JUST TOYS INC
filed 2000-08-14
CIK 890639

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                            ------------------------

                         Commission File Number 0-20612

                            ------------------------

                                 JUST TOYS, INC.
             (Exact name of Registrant as specified in its charter)

                            ------------------------

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

The aggregate number of the Registrant's shares outstanding on August 11, 2000 was 2,251,581 shares of Common Stock, par value $.01 per share.

================================================================================

                        JUST TOYS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                              Page
                                                                                              ----
Part I - FINANCIAL INFORMATION
        Item 1.  Financial Statements:

                 Consolidated Balance Sheets -June 30, 2000
                 and 1999  (unaudited)  and December 31, 1999...............................    1

                 Consolidated Statements of Operations (unaudited)
                 for the Three  Months and Six Months  Ended June 30, 2000 and 1999.........    2

                 Consolidated Statements of Cash Flows (unaudited)
                 for the Six Months  Ended June 30, 2000 and 1999...........................    3

                 Notes to Consolidated Financial Statements  (unaudited)....................    4

        Item 2.  Management's Discussion and Analysis of
                 Financial  Condition  and Results of Operations ...........................    7

Part II - OTHER INFORMATION

        Item 6.  Exhibits  and Reports on Form 8-K .........................................   12

SIGNATURES..................................................................................   13

                        JUST TOYS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                       June 30,               December 31,
                                                                               ---------------------------    ------------
                                                                                  2000            1999           1999
                                                                                  ----            ----           ----
                                                                                       (Unaudited)
ASSETS

Current assets:
   Cash ...................................................................   $    151,275    $    197,073    $    234,509
   Accounts receivable, net of allowances of $123,790,
      $189,000 and $345,000 (Note 2).......................................        327,599         858,848          36,717
   Inventories  (Note  3) .................................................      2,302,667       2,882,245       1,963,641
   Prepaid  expenses and other current assets .............................      1,738,458       1,856,261       1,770,056
                                                                              ------------    ------------    ------------
      Total current  assets ...............................................      4,519,999       5,794,427       4,004,923

Property and equipment, at cost, net of accumulated
   depreciation and  amortization .........................................      2,471,740       2,617,008       2,532,996
Goodwill, net of accumulated amortization .................................        478,974         522,522         500,748
Other  assets .............................................................        197,811         124,351         102,322
                                                                              ------------    ------------    ------------

                  TOTAL ...................................................   $  7,668,524    $  9,058,308    $  7,140,989
                                                                              ============    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Due to factor  (Note 2)  ...............................................   $  2,188,670    $  1,679,707    $    102,319
   Accounts  payable ......................................................      1,623,772       2,210,256       2,087,767
   Accrued  liabilities ...................................................        961,160         673,285       1,092,900
                                                                              ------------    ------------    ------------
       Total current  liabilities .........................................      4,773,602       4,563,248       3,282,986

Series B Convertible Redeemable Preferred Stock, 650,000 shares authorized,
   129,261, 136,684 and 129,261 shares issued and outstanding
   (liquidation value $468,571,  $495,480 and $468,571)  ..................        306,196         299,721         294,618
                                                                              ------------    ------------    ------------
       Total  liabilities and Series B Stock ..............................      5,079,798       4,862,969       3,577,604
                                                                              ------------    ------------    ------------
Commitments and contingencies .............................................

Stockholders' equity (Note 4):
   Preferred stock, $1.00 par value, 2,000,000 shares authorized:
               Series A Convertible Redeemable Preferred
                     Stock, 150,000 shares authorized, no
                     shares issued and  outstanding .......................             --              --              --
   Common stock, par value $.01 per share, 15,000,000
       shares authorized, 2,247,581, 2,238,869 and 2,242,581
       issued and outstanding .............................................         22,476          22,389          22,426
   Additional  paid-in  capital ...........................................     30,228,092      30,209,843      30,226,187
   Accumulated  deficit ...................................................    (27,661,842)    (26,036,893)    (26,685,228)
                                                                              ------------    ------------    ------------
       Total stockholders'  equity ........................................      2,588,726       4,195,339       3,563,385
                                                                              ------------    ------------    ------------

                TOTAL .....................................................   $  7,668,524    $  9,058,308    $  7,140,989
                                                                              ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                 Three Months Ended June 30      Six Months Ended June 30,
                                                                 --------------------------      -------------------------
                                                                    2000            1999           2000             1999
                                                                    ----            ----           ----             ----
                                                                        (Unaudited)             (Unaudited)      (Unaudited)

Net  sales .................................................    $3,204,619       $3,791,447     $6,243,901       $6,609,225

Cost of goods  sold ........................................     1,813,444        2,175,409      3,758,291        3,931,456
                                                                ----------       ----------     ----------       ----------

Gross  profit ..............................................     1,391,175        1,616,038      2,485,610        2,677,769
                                                                ----------       ----------     ----------       ----------

Expenses:
   Merchandising, selling, warehousing
        and  distribution ..................................       681,092          897,971      1,522,174        1,779,402
   Royalties ...............................................       221,371          169,076        437,774          280,134
   General and  administrative .............................       603,771          783,015      1,228,935        1,447,341
                                                                ----------       ----------     ----------       ----------
              Total ........................................     1,506,234        1,850,062      3,188,883        3,506,877
                                                                ----------       ----------     ----------       ----------

Operating  loss ............................................      (115,059)        (234,024)      (703,273)        (829,108)
                                                                ----------       ----------     ----------       ----------
Other income (expenses):
   Interest expense ........................................      (129,391)        (102,624)      (245,363)        (209,726)
                                                                ----------       ----------     ----------       ----------

Net  loss ..................................................      (244,450)        (336,648)      (948,636)      (1,038,834)

Preferred stock dividends and
      accretion  (Note  4) .................................       (14,026)         (14,408)       (27,978)         (28,723)
                                                                ----------       ----------     ----------       ----------

Net loss attributable to
      common  stockholders .................................    $ (258,476)      $ (351,056)    $ (976,614)    $ (1,067,557)
                                                                ===========      ===========    ==========     ============

Weighted average common shares
      outstanding                                                2,245,108        2,238,869      2,243,845        2,238,783
                                                                ===========      ===========    ==========     ============

Per share data:

Basic and dilutive loss per share
      attributable to common stockholders                       $    (0.12)      $    (0.16)    $    (0.44)    $      (0.48)
                                                                ===========      ===========    ==========     ============

     The accompanying notes are an integral part of thefinancial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                   Six Months Ended June 30,
                                                                                 -----------------------------
                                                                                     2000              1999
                                                                                     ----              ----
                                                                                          (Unaudited)
Cash flows from operating activities:
  Net  loss .................................................................    $  (948,636)      $(1,038,834)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
              Depreciation  and  amortization ...............................        281,450           380,965
              Changes in operating assets and liabilities:
              (Increase) decrease in:
                  Accounts  receivable ......................................       (290,882)         (494,057)
                  Inventories ...............................................       (339,026)         (170,560)
                  Prepaid expenses and other current assets .................         31,598            15,497
                  Other  assets .............................................        (95,489)            6,669
              Increase (decrease) in:
                  Accounts  payable .........................................       (463,995)          432,079

                  Accrued liabilities .......................................       (148,140)         (291,679)
                                                                                 -----------       -----------

              Net cash used in  operating  activities .......................     (1,973,120)       (1,159,920)
                                                                                 -----------       -----------

  Cash flows from investing activities:
      Acquisition of property and equipment .................................       (198,420)         (263,830)
                                                                                 -----------       -----------

              Net cash used in  investing  activities .......................       (198,420)         (263,830)
                                                                                 -----------       -----------

  Cash flows from financing activities:
      Borrowings  from factor ...............................................      2,086,351         1,370,871
      Proceeds from exercise of common stock option .........................          1,955                --
      Dividends paid.                                                                     --           (17,340)
                                                                                 -----------       -----------
             Net cash provided by financing activities ......................      2,088,306         1,353,531
                                                                                 -----------       -----------

Net  decrease in cash .......................................................        (83,234)          (70,219)
                                                                                                            --
Cash - beginning  of period .................................................        234,509           267,292
                                                                                 -----------       -----------

Cash - end of  period .......................................................    $   151,275       $   197,073
                                                                                 ===========       ===========

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

Note 2 - Accounts Receivable and Due to Factor

         Accounts receivable and amounts due to factor consist of the following:

                                                     June 30,               December 31,
                                           ----------------------------     ------------
                                               2000             1999            1999
                                               ----             ----            ----
                                                   (Unaudited)
Accounts receivable - factor .........     $ 2,113,306      $ 1,677,229      $ 3,443,934
Borrowings from factor ...............      (4,301,976)      (3,356,936)      (3,546,253)
                                           -----------      -----------      -----------

Net due to factor ....................     $ 2,188,670      $ 1,679,707      $   102,319
                                           ===========      ===========      ===========

Accounts receivable - trade ..........     $   451,389      $ 1,047,848      $   381,717
Less: Accounts receivable allowances          (123,790)        (189,000)        (345,000)
                                           -----------      -----------      -----------

     Total accounts receivable, net of
          allowances .................     $   327,599      $   858,848      $    36,717
                                           ===========      ===========      ===========

         Substantially all of the Company's US accounts receivables are sold to a factor. Such sales are without recourse as to bad debts, but with recourse as to customers' claims. Interest is charged at the rate of prime plus one percent, which was 10.50% and 8.75% at June 30, 2000 and 1999, respectively, and 9.5% at December 31, 1999. The factoring arrangement is secured by a mortgage on the real property owned by the Company's manufacturing subsidiary and a security interest in the inventory and personal property located in the United States.

Note 3 - Inventories

         The inventories consist of the following:

                                              June 30,              December 31,
                                       ------------------------     ------------
                                          2000           1999           1999
                                          ----           ----           ----
                                              (Unaudited)
Finished goods ...................     $1,480,492     $1,643,830     $1,418,710
Material components and supplies..        822,175      1,238,415        544,931
                                       ----------     ----------     ----------
     Total .......................     $2,302,667     $2,882,245     $1,963,641
                                       ==========     ==========     ==========

Note 4 - Stockholders' Equity

         Stockholders' equity consists of the following:

                                     Common     Additional Paid-in    Accumulated
                                      Stock          Capital            Deficit             Total
                                     -------       -----------       -------------       -----------
Balance December 31, 1999 .........  $22,426       $30,226,187       $(26,685,228)       $3,563,385
Net loss (unaudited) ..............       --                --           (948,636)         (948,636)

Preferred stock dividends and
    accretion .....................       --                --            (27,978)          (27,978)
Exercise of common stock options ..       50             1,905                 --             1,955
                                     -------       -----------       ------------        ----------
Balance June 30, 2000
    (unaudited) ...................  $22,476       $30,228,092       $(27,661,842)       $2,588,726
                                     =======       ===========       ============        ==========

Note 5 - Segment Information

         Information regarding the Company's business segments for the six month period ended June 30, 2000 and 1999 are as follows:

                                      June 30, 2000                         June 30, 1999
                              ------------------------------       -------------------------------
                              United States       Hong Kong        United States       Hong Kong
                              -------------       ----------       -------------       -----------
Net Sales ...................  $4,727,197         $1,516,704        $4,576,514         $2,032,711

Operating income (loss) .....  $ (774,447)        $   71,174        $ (812,405)        $  (16,703)

Identifiable assets (1) .....  $5,749,059         $1,911,800        $6,219,429         $2,831,214

(1) Excludes corporate assets of $7,665 at June 30, 2000 and 1999, respectively. Hong Kong identifiable assets include intercompany receivables from the parent company totaling $1,449,101and $1,739,894 at June 30, 2000 and 1999, respectively.

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

         In the first six months of 2000, certain of these licenses and products have not performed to expectations resulting in lower net sales than the comparable period in 1999.

         In response to these results the Company has reduced expenditures and controlled inventory levels and intends to continue these efforts.

Three Months Ended June 30, 2000 and 1999

         Net sales for the three months ended June 30, 2000 decreased 15.5% to $3,205,000 from $3,791,000 in the comparable period in 1999. The decrease in sales was due primarily to aggressive competition from large toy companies for several of the most popular items, a decline in popularity of some items which have been offered for several years, decreased retail sales for certain licenses and lower than anticipated second quarter orders. In addition, the company believes that retailers, over-stocked with slow-moving licensed merchandise, attempted to control inventories.

         Gross profit as a percentage of net sales increased to 43.4% for the three months ended June 30, 2000 compared to 42.6% for the three months ended June 30, 1999. This increase resulted primarily from the sale of certain new merchandise at higher profit margins in connection with an aggressive inventory management plan. Gross profit decreased 14% to $1,391,000 in the second quarter of 2000 from $1,616,000 in the comparable period in 1999 as a result of the decrease in sales.

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

         Royalty expense increased to $221,000, or 6.9% of net sales, for the three months ended June 30, 2000 from $169,000, or 4.5% of net sales, for the three months ended June 30, 1999, primarily due to the increase of licensed items in the product mix.

         Merchandising, selling, warehousing and distribution expenses decreased 24.1% to $681,000 for the second quarter of 2000 from $898,000 in the comparable 1999 period. This decrease resulted from continued cost control measures, including a reduction in personnel costs, and from decreased expenses directly related to decreased sales volume.

         General and administrative expenses decreased 22.9% to $604,000 for the second quarter of 2000 from $783,000 in the comparable 1999 period. This decrease resulted from a reduction in personnel and other related costs.

         The Company had an operating loss of $115,000 for the second quarter of 2000 compared with an operating loss of $234,000 for the second quarter of 1999.

         Interest expense increased to $129,000 for the second quarter of 2000 as compared to $103,000 in the comparable period in 1999, due to higher interest rates and increased borrowings.

         The Company had a net loss of $244,000 for the second quarter of 2000 as compared to $337,000 for the second quarter of 1999.

         In 2000 and 1999, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock to its redemption value as expenses in computing net loss attributable to common stockholders.

         Basic loss per share attributable to common stockholders for the three months ended June 30, 2000 totaled $.12 per share compared to a basic loss per share attributable to common stockholders of $.16 per share in the comparable period in 1999 based upon 2,245,000 and 2,239,000 weighted average shares outstanding in the three months ended June 30, 2000 and 1999, respectively.

Six Months Ended June 30, 2000 and 1999

         Net sales for the six months ended June 30, 2000 decreased 5.5% to $6,244,000 from $6,609,000 in the comparable period in 1999. The decrease in sales was due primarily to aggressive competition from large toy companies for several of the most popular items, a decline in popularity of some items which have been offered for several years, decreased retail sales for certain licenses and lower than anticipated second quarter orders. In addition, the company believes that retailers, over-stocked with slow-moving licensed merchandise, attempted to control inventories.

         Gross profit as a percentage of net sales decreased to 39.8% for the six months ended June 30, 2000 compared to 40.5% for the six months ended June

30, 1999. This decrease resulted primarily from the sale of certain discontinued merchandise at lower profit margins during the first quarter of 2000. Gross profit decreased 7.1% to $2,486,000 for the six months ended June 30, 2000 from $2,678,000 in the comparable period in 1999 as a result of the decrease in sales.

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

         Royalty expense increased to $438,000, or 7% of net sales, for the six months ended June 30, 2000 from $280,000, or 4.2% of net sales, for the six months ended June 30, 1999, primarily due to the increase of licensed items in the product mix.

         Merchandising, selling, warehousing and distribution expenses decreased 14.4% to $1,522,000 for the six months ended June 30, 2000 from $1,779,000 in the comparable 1999 period. This decrease resulted from continued cost control measures, including a reduction in personnel costs.

         General and administrative expenses decreased 15% to $1,229,000 for the first six months of 2000 from $1,447,000 in the comparable 1999 period. This decrease resulted from a reduction in personnel and other related costs.

         The Company had an operating loss of $703,000 in the six months ended June 30, 2000 compared with an operating loss of $829,000 in the six months ended June 30, 1999.

         Interest expense increased to $245,000 in the first six months of 2000 as compared to $210,000 in the comparable period in 1999,due to higher interest rates and increased borrowings.

         The Company had a net loss of $949,000 in the first six months of 2000 as compared to $1,039,000 in the first six months of 1999.

         In 2000 and 1999, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock to its redemption value as expenses in computing net loss attributable to common stockholders.

         Basic loss per share attributable to common stockholders for the six months ended June 30, 2000 totaled $.44 per share compared to a basic loss per share attributable to common stockholders of $.48 per share in the comparable period in 1999 based upon 2,244,000 and 2,239,000 weighted average shares outstanding in the six months ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources in 2000 and 1999 were funds provided from operations and its credit agreement with Milberg Factors, Inc. ("Milberg"). At June 30, 2000, working capital reflected a deficiency of $254,000 as compared to a working capital of approximately $722,000 at December 31, 1999. The decrease in working capital for the period primarily is a result of (a) the loss for the six months ended June 30, 2000,
(b) the Company's investment in product development and (c) capital expenditures for fixed assets consisting primarily of molds and tools for new products.

         As a result of operating losses and reduced sales anticipations for the second half of 2000, the company is taking additional steps to conserve available cash including further expense and capital expenditure reductions.

         Cash used in operating activities in the first six months of 2000 was $1,973,000 as compared with $1,160,000 in the comparable period in 1999. The increase in cash used in operating activities was primarily due to investments in new product lines during the six months and the timing of certain allowances taken by customers.

         Cash used in investing activities was $198,000 and $264,000 for the six months ended June 30, 2000 and 1999, respectively, which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products.

         Cash provided by financing activities was $2,088,000 and $1,354,000 in the first six months of 2000 and 1999, respectively. Funds borrowed from Milberg were used to finance the operations of the business.

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

         During the six months ended June 30, 1999, 499 shares of Series B Stock were converted into 250 shares of Common Stock. No shares of Series B Stock were converted into Common Stock during the six months period ended June 30, 2000.

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



Backlog

         Total order backlog at June 30, 2000 and 1999 was approximately $2,257,000 and $2,439,000, respectively. The Company expects substantially all of its current backlog to be filled during 2000. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

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

         * 10.1 Letter agreement dated as of May 23,2000 between the Company and Mehmet Gunduz Yalcin.

         +27 Financial Data Schedule

----------
         * Filed herewith
         +   Filed with the Securities and Exchange Commission only pursuant to
             Article 5 of Regulation S-X.

(b)      Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 13, 2000

                                           JUST TOYS, INC.,
                                           a Delaware corporation


                                           By: /s/ Jerry Carroll
                                               ---------------------------------
                                               Jerry Carroll
                                               Chief Executive Officer and
                                               Principal Accounting Officer


                                           By: /s/ Mehmet G. Yalcin
                                               ---------------------------------
                                               Chief Financial Officer and
                                               Principal Accounting Officer