Form 10-Q
period 2000-09-30
JUST TOYS INC
filed 2000-11-14
CIK 890639

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                    FORM 10-Q

(Mark One)
/x/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                                     -------

                         Commission File Number 0-20612

                                     -------

                                 JUST TOYS, INC.
             (Exact name of Registrant as specified in its charter)

                                     -------

              Delaware                                           13-3677074
    (State or other jurisdiction                               (I.R.S. Employer
  of incorporation or organization)                          Identification No.)

200 Fifth Avenue Suite 1250, New York, New York                    10010
(Address of principal executive offices)                         (Zip Code)

               Registrant's telephone number, including area code:
                                 (212) 645-1515

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

The aggregate number of the Registrant's shares outstanding on November 14, 2000 was 2,251,581 shares of Common Stock, par value $.01 per share.

--------------------------------------------------------------------------------

                        JUST TOYS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

Part I - FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Consolidated Balance Sheets--September 30, 2000
                 and 1999 (unaudited) and December 31, 1999...............     1

                 Consolidated Statements of Operations (unaudited)
                 for the Three Months and Nine Months Ended
                 September  30, 2000 and 1999.............................     2

                 Consolidated Statements of Cash Flows (unaudited)
                 for the Nine Months Ended September 30,
                 2000 and 1999............................................     3

                 Notes to Consolidated Financial Statements (unaudited)...     4

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............     8

Part II - OTHER INFORMATION

        Item 5.  Other Information........................................    14
        Item 6.  Exhibits and Reports on Form 8-K ........................    15


SIGNATURES................................................................    16

                        JUST TOYS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                     September 30,            December 31,
                                                                          --------------------------------    ------------
                                                                                   2000           1999            1999
                                                                                   ----           ----            ----
                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash ...................................................................   $    232,196    $    231,119    $    234,509
   Accounts receivable, net of allowances of $69,467,
      $290,000 and $345,000 (Note 2) ......................................        853,161         407,881          36,717
   Inventories (Note 3) ...................................................      1,994,798       3,228,304       1,963,641
   Prepaid expenses and other current assets ..............................      1,651,455       1,867,087       1,770,056
                                                                              ------------    ------------    ------------
      Total current assets ................................................      4,731,610       5,734,391       4,004,923

Property and equipment, at cost, net of accumulated
   depreciation and amortization ..........................................      2,364,065       2,533,486       2,532,996
Goodwill, net of accumulated amortization. (Note 6) .......................        234,043         511,635         500,748
Other assets ..............................................................         97,810         124,351         102,322
                                                                              ------------    ------------    ------------
                  TOTAL ...................................................   $  7,427,528    $  8,903,863    $  7,140,989
                                                                              ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Due to factor (Note 2) .................................................   $  1,741,990    $  1,404,688    $    102,319
   Accounts payable .......................................................      2,409,131       2,315,002       2,087,767
   Accrued liabilities ....................................................      1,259,728         856,698       1,092,900
                                                                              ------------    ------------    ------------
       Total current liabilities ..........................................      5,410,849       4,576,388       3,282,986

Series B Convertible Redeemable Preferred Stock, 650,000 shares authorized,
   129,261, 129,261 and 129,261 shares issued and outstanding

   (liquidation value $468,571, $468,571 and $468,571) ....................        312,213         288,977         294,618
                                                                              ------------    ------------    ------------
       Total liabilities and Series B Stock ...............................      5,723,062       4,865,365       3,577,604
                                                                              ------------    ------------    ------------
Commitments and contingencies. (Note 7)

Stockholders' equity (Note 4):

   Preferred stock, $1.00 par value, 2,000,000 shares authorized:
               Series A Convertible Redeemable Preferred
                     Stock, 150,000 shares authorized, no
                     shares issued and outstanding ........................           --              --              --
   Common stock, par value $.01 per share, 15,000,000
       shares authorized, 2,251,581, 2,242,581 and 2,242,581
       issued and outstanding .............................................         22,516          22,426          22,426
   Additional paid-in capital .............................................     30,229,616      30,226,187      30,226,187
   Accumulated  deficit ...................................................    (28,547,666)    (26,210,115)    (26,685,228)
                                                                              ------------    ------------    ------------
       Total stockholders' equity .........................................      1,704,466       4,038,498       3,563,385
                                                                              ------------    ------------    ------------

                TOTAL .....................................................   $  7,427,528    $  8,903,863    $  7,140,989
                                                                              ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                              --------------------------------  -------------------------------
                                                    2000            1999             2000            1999
                                                   -----           -----             -----           ----
                                                          (Unaudited)             (Unaudited)     (Unaudited)


Net sales .................................   $  3,714,289    $  5,555,545      $  9,958,190    $ 12,164,770

Cost of goods sold ........................      2,419,598       3,468,055         6,177,889       7,399,511
                                              ------------    ------------      ------------    ------------

Gross profit ..............................      1,294,691       2,087,490         3,780,301       4,765,259
                                              ------------    ------------      ------------    ------------

Expenses:
   Merchandising, selling, warehousing
        and distribution ..................        736,856         996,161         2,259,030       2,775,563
   Royalties ..............................        337,352         281,968           775,126         562,102
   General and administrative .............        720,438         822,622         1,949,373       2,269,963
                                              ------------    ------------      ------------    ------------
              Total .......................      1,794,646       2,100,751         4,983,529       5,607,628
                                              ------------    ------------      ------------    ------------
Operating loss, before Goodwill Impairment        (499,955)        (13,261)       (1,203,228)       (842,369)
                                              ------------    ------------      ------------    ------------

   Goodwill Impairment (Note 6)                   (234,043)           --            (234,043)           --
                                              ------------    ------------      ------------    ------------

Operating loss ............................       (733,998)        (13,261)       (1,437,271)       (842,369)
                                              ------------    ------------      ------------    ------------

Other income (expenses): ..................
   Interest expense .......................       (137,612)       (146,122)         (382,975)       (355,848)
                                              ------------    ------------      ------------    ------------

Net loss ..................................       (871,610)       (159,383)       (1,820,246)     (1,198,217)

Preferred stock dividends and
      accretion (Note 4)...................         (14,214)        (13,839)          (42,192)        (42,562)
                                               ------------    ------------      ------------    ------------

Net loss attributable to
      common stockholders .................   $   (885,824)   $   (173,222)     $ (1,862,438)   $ (1,240,779)
                                              ============    ============      ============    ============

Weighted average common shares
      outstanding .........................      2,251,273       2,241,169         2,246,336       2,239,587
                                              ============    ============      ============    ============

Per share data:

Basic and dilutive loss per share
      attributable to common stockholders..   $      (0.39)   $      (0.08)     $      (0.83)   $      (0.55)
                                              ============    ============      ============    ============


    The accompanying notes are an integral part of the financial statements.


                        JUST TOYS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                    2000            1999
                                                                                    ----            ----
                                                                                          (Unaudited)
Cash flows from operating activities:
  Net loss ..................................................................   $(1,820,246)   $(1,198,217)
  Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization .................................       551,540        569,044
              Goodwill Impairment ...........................................       234,043           --
              Changes in operating assets and
                  liabilities:
              (Increase) decrease in:
                  Accounts  receivable ......................................      (816,444)       (43,090)
                  Inventories ...............................................       (31,157)      (516,619)
                  Prepaid expenses and other current assets .................       118,601          4,671
                  Other assets ..............................................         4,512          6,669
              Increase (decrease) in:
                  Accounts  payable .........................................       321,364        536,825
                  Accrued liabilities .......................................       142,231       (108,266)
                                                                                -----------    -----------

              Net cash used in operating activities .........................    (1,295,556)      (748,983)
                                                                                -----------    -----------

  Cash flows from investing activities:
      Acquisition of property and equipment .................................      (349,947)      (357,500)
                                                                                -----------    -----------

              Net cash used in investing activities .........................      (349,947)      (357,500)
                                                                                -----------    -----------

  Cash flows from financing activities:
      Borrowings from factor ................................................     1,639,671      1,095,852
      Proceeds from exercise of common stock option .........................         3,519           --
      Dividends paid ........................................................          --          (25,542)
                                                                                -----------    -----------
             Net cash provided by financing activities ......................     1,643,190      1,070,310
                                                                                -----------    -----------

Net decrease in cash ........................................................        (2,313)       (36,173)

Cash - beginning of period ..................................................       234,509        267,292
                                                                                -----------    -----------

Cash - end of period ........................................................   $   232,196    $   231,119
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

                        JUST TOYS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. As a result of operating losses and reduced sales anticipations for the last quarter of 2000, the Company is taking additional steps to conserve available cash including further expense and capital expenditure reductions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Just Toys, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note 2 - Accounts Receivable and Due to Factor

         Accounts receivable and amounts due to factor consist of the following:

                                                   September 30,       December 31,
                                         --------------------------    -----------
                                             2000             1999        1999
                                             ----             ----        ----
                                                  (Unaudited)

Accounts  receivable  - factor .......   $ 1,959,255    $ 3,249,454    $ 3,443,934
Borrowings from factor ...............    (3,701,245)    (4,654,142)    (3,546,253)
                                         -----------    -----------    -----------

Net due to factor ....................   $ 1,741,990    $ 1,404,688    $   102,319
                                         ===========    ===========    ===========


Accounts  receivable - trade .........   $   922,628    $   697,881    $   381,717
Less: Accounts receivable allowances..       (69,467)      (290,000)      (345,000)
                                         -----------    -----------    -----------

     Total accounts receivable, net of
          allowances .................   $   853,161    $   407,881    $    36,717
                                         ===========    ===========    ===========

         Substantially all of the Company's US accounts receivables are sold to a factor. Such sales are without recourse as to bad debts, but with recourse as to customers' claims. Interest is charged at the rate of prime plus one percent, which was 10.50% and 9.25% at September 30, 2000 and 1999, respectively, and 9.5% at December 31, 1999. The factoring arrangement is secured by a mortgage on the real property owned by the Company's manufacturing subsidiary and a security interest in the inventory and personal property located in the United States.

Note 3 - Inventories

         The inventories consist of the following:

                                          September 30,      December 31,
                                   ----------------------    -----------
                                       2000         1999        1999
                                       ----         ----        ----
                                          (Unaudited)

Finished  goods ................   $1,000,982   $2,115,833   $1,418,710
Material components and supplies      993,816    1,112,471      544,931
                                   ----------   ----------   ----------
     Total .....................   $1,994,798   $3,228,304   $1,963,641
                                   ==========   ==========   ==========

Note 4 - Stockholders' Equity

         Stockholders' equity consists of the following:


                                       Common       Additional      Accumulated
                                       Stock     Paid-in Capital       Deficit           Total
                                       -----     ---------------       -------           -----
Balance December 31, 1999 ......        $22,426     $30,226,187     $(26,685,228)     $3,563,385
Net loss (unaudited) ...........             --              --       (1,820,246)     (1,820,246)
Preferred stock dividends and
    accretion ..................             --              --          (42,192)        (42,192)
Exercise of common stock options             90           3,429               --           3,519
                                   ------------    ------------     ------------    ------------
Balance September 30, 2000
    (unaudited) ................        $22,516     $30,229,616     $(28,547,666)     $1,704,466
                                   ============    ============     ============    ============


Note 5 - Segment Information

         Information regarding the Company's business segments for the nine month period ended September 30, 2000 and 1999 are as follows:


                                           September 30, 2000            September 30, 1999
                                           ------------------            ------------------
                                       United States   Hong Kong    United States    Hong Kong
                                       -------------   ---------    -------------    ---------
Net Sales ..........................   $ 6,880,975    $ 3,077,215   $ 8,231,909    $ 3,932,861

Operating income (loss).............   $(1,717,376)   $   280,105   $(1,006,360)   $   163,991

Identifiable assets (1).............   $ 4,657,732    $ 2,762,131   $ 6,439,866    $ 2,456,332


(1) Excludes corporate assets of $7,665 at September 30, 2000 and 1999, respectively. Hong Kong identifiable assets include intercompany receivables from the parent company totaling $1,769,907 and $1,708,855 at September 30, 2000 and 1999, respectively.

Note 6 - Impairment of Goodwill

         Goodwill represents the cost in excess of the fair market value of the net assets of Table Toys acquired on June 28, 1996. The Company adopted SFAS 121 " Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" in the first quarter of 1996. The Company believes that Goodwill has been impaired, and wrote off $234,043 of Goodwill, to its net realizable value, for the nine months ended September 30, 2000.

Note 7 - Commitment and Contingencies

The Company has vacated the premises, which it occupied in Dobbs Ferry, New York, and has consolidated its offices with its showroom in the Toy Fair building at 200 Fifth Avenue in New York City. The Landlord of the Dobbs Ferry space has rejected a subtenant to whom the Company had proposed to sublease those premises. In addition, the Landlord has asserted that the Company is in default under its lease for the Dobbs Ferry space by reason of its failure to pay $96,042 in rent and to provide a replacement letter of credit in the amount of $40,000. The Landlord has threatened the commencement of legal proceedings if the asserted defaults are not cured by November 21, 2000. The Company has advised the Landlord that its rejection of the proposed subtenant was unreasonable and constitutes a default under the lease. The Company intends to assert this position aggressively in its discussions with the Landlord and in any litigation, which the Landlord may institute.

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

Results of Operations

         In each of the three years ended December 31, 1999, the Company has had increasing losses. Believing that the Company needed to increase its sales and distribution in order to increase its profitability, during 1999 the Company invested in a number of new licenses and product lines and expanded existing product lines, thereby increasing the number of new products available for sale in 2000 and in subsequent years.

         These new licenses and products have not performed to expectations. Sales in the nine months ended September 30, 2000 have been less than in the comparable period in 1999, and losses in the three and nine month periods ended September 30, 2000, have substantially exceeded the Company's losses in the comparable periods in 1999.

The Company's decrease in sales is due primarily to a 40% reduction in sales for the quarter and 58% reduction in sales year to date in one of the Company's most important licensed product lines. The management of the Company anticipates full year sales to be less than in 1999.

                  In response to these results the Company has reduced expenditures and controlled inventory levels and intends to continue these efforts. Notwithstanding these efforts, the Company anticipates that it will incur a loss for the full fiscal year ended December 31, 2000.

Three Months Ended September 30, 2000 and 1999

         Net sales for the three months ended September 30, 2000 decreased 33.2% to $3,714,000 from $5,556,000 in the comparable period in 1999. The decrease in sales was due primarily to aggressive competition from large toy companies for several of the most popular items, a decline in popularity of some items which have been offered for several years, decreased retail sales for certain licenses and lower than anticipated third quarter orders. In addition, the company believes that retailers, over-stocked with slow-moving licensed merchandise, attempted to control inventories.

                  Gross profit as a percentage of net sales decreased to 34.9% for the three months ended September 30, 2000 compared to 37.6% for the three months ended September 30, 1999. This decrease resulted primarily from changes in the product mix purchased by retailers and the sale of certain discontinued merchandise at lower profit margins in the three month period ended September 30,2000. Gross profit decreased 37.9% to $1,295,000 in the third quarter of 2000 from $2,087,000 in the comparable period in 1999 as a result of the decrease in sales.

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

         Royalty expense as a percentage of net sales increased to 9.1% for the three months ended September 30, 2000 compared to 5.1% for the three months ended September 30, 1999, primarily due to the increase of licensed items in the product mix. Royalty expenses increased 19.5% to $337,000 for the three months ended September 30, 2000 from $282,000 in the comparable period in 1999, primarily due to the increase in net sales of products subject to royalties.

         Merchandising, selling, warehousing and distribution expenses decreased 26.0% to $737,000 for the third quarter of 2000 from $996,000 in the comparable 1999 period. This decrease resulted from continued cost control measures, including a reduction in personnel costs, and from decreased expenses directly related to decreased sales volume.

         General and administrative expenses decreased 12.5% to $720,000 for the third quarter of 2000 from $823,000 in the comparable 1999 period. This decrease resulted from a reduction in personnel and other related costs.

         The Company had an operating loss of $734,000 for the third quarter of 2000 compared with an operating loss of $13,000 for the third quarter of 1999.

         Interest expense decreased to $138,000 for the third quarter of 2000 as compared to $146,000 in the comparable period in 1999, due to decreased borrowings.

         The Company had a net loss of $872,000 for the third quarter of 2000 as compared to $159,000 for the third quarter of 1999.

         In 2000 and 1999, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock to its redemption value as expenses in computing net loss attributable to common stockholders.

         Basic loss per share attributable to common stockholders for the three months ended September 30, 2000 totaled $.39 per share compared to a basic loss per share attributable to common stockholders of $.08 per share in the comparable period in 1999 based upon 2,251,000 and 2,241,000 weighted average shares outstanding in the three months ended September 30, 2000 and 1999, respectively.

Nine Months Ended September 30, 2000 and 1999

         Net sales for the nine months ended September 30, 2000 decreased 18.1% to $9,958,000 from $12,165,000 in the comparable period in 1999. The decrease in sales was due primarily to aggressive competition from large toy companies for several of the most popular items, a decline in popularity of some items which have been offered for several years, decreased retail sales for certain licenses and lower than anticipated third quarter orders. In addition, the company believes that retailers, over-stocked with slow-moving licensed merchandise, attempted to control inventories.

         Gross profit as a percentage of net sales decreased to 38.0% for the nine months ended September 30, 2000 compared to 39.2% for the nine months ended September 30, 1999. This decrease resulted primarily from changes in the product mix purchased by retailers and the sale of certain discontinued merchandise at lower profit margins during the third quarter of 2000. Gross profit decreased 20.7% to $3,780,000 for the nine months ended September 30, 2000 from $4,765,000 in the comparable period in 1999 as a result of the decrease in sales.

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

         Royalty expense increased to $775,000, or 7.8% of net sales, for the nine months ended September 30, 2000 from $562,000, or 4.6% of net sales, for the nine months ended September 30, 1999, primarily due to the increase of licensed items in the product mix.

         Merchandising, selling, warehousing and distribution expenses decreased 18.6% to $2,259,000 for the nine months ended September 30, 2000 from $2,776,000 in the comparable 1999 period. This decrease resulted from continued cost control measures, including a reduction in personnel costs, and from decreased expenses directly related to decreased sales volume.

         General and administrative expenses decreased 14.1% to $1,949,000 for the first nine months of 2000 from $2,270,000 in the comparable 1999 period. This decrease resulted from a reduction in personnel and other related costs.

         The Company had an operating loss of $1,437,000 in the nine months ended September 30, 2000 compared with an operating loss of $842,000 in the nine months ended September 30, 1999.

         Interest expense increased to $383,000 in the first nine months of 2000 as compared to $356,000 in the comparable period in 1999,due to higher interest rates and increased borrowings.

         The Company had a net loss of $1,820,000 in the first nine months of 2000 as compared to $1,198,000 in the first nine months of 1999.

         In 2000 and 1999, the Company deducted dividends paid on its preferred stock outstanding, and the accretion of the Series B Stock to its redemption value as expenses in computing net loss attributable to common stockholders.

         Basic loss per share attributable to common stockholders for the nine months ended September 30, 2000 totaled $.83 per share compared to a basic loss per share attributable to common stockholders of $.55 per share in the comparable period in 1999 based upon 2,246,000 and 2,240,000 weighted average shares outstanding in the nine months ended September 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources in 2000 and 1999 were funds provided from operations and its credit agreement with Milberg Factors, Inc. ("Milberg"). At September 30, 2000, working capital reflected a deficiency of $679,000 as compared to a working capital of approximately $722,000 at December 31, 1999. The decrease in working capital for the period primarily is a result of (a) the loss for the nine months ended September 30, 2000, (b) the Company's investment in product development and (c) capital expenditures for fixed assets consisting primarily of molds and tools for new products.

         As a result of operating losses and reduced sales anticipations for the last quarter of 2000, the Company is taking additional steps to conserve available cash including further expense and capital expenditure reductions.

         Cash used in operating activities in the first nine months of 2000 was $1,296,000 as compared with $749,000 in the comparable period in 1999. The increase in cash used in operating activities was primarily due to investments in new product lines during the nine months and the timing of certain allowances taken by customers.

         Cash used in investing activities was $350,000 and $358,000 for the nine months ended September 30, 2000 and 1999, respectively, which was primarily attributable to capital expenditures for fixed assets, including molds and tooling for new products.

         Cash provided by financing activities was $1,643,000 and $1,070,000 in the first nine months of 2000 and 1999, respectively. Funds borrowed from Milberg were used to finance the operations of the business.

         The Company's factoring agreement with Milberg provides for advances equal to the lesser of 85% of total accounts receivable or $5,000,000. The factoring charge is 0.65% of receivables. Advances bear interest at the rate of prime plus one percent. Milberg has also agreed to advance to the Company, at the Company's request, the lesser of $2,000,000 or 50% of the Company's inventory located in the United States. Such advances also bear interest at the rate of prime plus one percent. Additionally, the factoring arrangement with Milberg is secured by a mortgage on the real property owned by the Company's manufacturing subsidiary and a security interest in the inventory and personal property located in the United States. The Company will require Milberg's continuing support in order to maintain its operations in the ordinary course. Were this support to be withheld, the Company would have to seek an alternative source of financing and there can be no assurance such an alternative source would be available.

         During the nine months ended September 30, 1999, 7,922 shares of Series B Stock were converted into 3,962 shares of Common Stock. No shares of Series B Stock were converted into Common Stock during the nine months period ended September 30, 2000.

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

Backlog

         Total order backlog at September 30, 2000 and 1999 was approximately $615,000 and $1,263,000, respectively. The Company expects substantially all of its current backlog to be filled during 2000. Cancellations may materially reduce the amount of sales realized from the Company's backlog. The business of the Company is characterized by customer order patterns which vary from one year to the next largely because of the different levels of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. The use of just-in-time/quick response inventory techniques and replenishment programs by larger retailers has resulted in fewer orders being placed in advance of shipment and more orders for immediate delivery. This distorts the comparisons of unshipped orders at any given date. The Company expects these trends to continue. Additionally, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. Therefore, comparisons of unshipped orders in any specific period in any given year with those same periods in preceding years are not necessarily indicative of sales for an entire year. Order backlog is also impacted by a shift in the Company's revenues to the second half of the year with fourth quarter revenues becoming increasingly significant. The Company does not consider total order backlog to be a meaningful indicator of future sales.

                           PART II - OTHER INFORMATION

Item 5.  Other Information

         The Company has vacated the premises, which it occupied in Dobbs Ferry, New York, and has consolidated its offices with its showroom in the Toy Fair building at 200 Fifth Avenue in New York City. The Landlord of the Dobbs Ferry space has rejected a subtenant to whom the Company had proposed to sublease those premises. In addition, the Landlord has asserted that the Company is in default under its lease for the Dobbs Ferry space by reason of its failure to pay $96,042 in rent and to provide a replacement letter of credit in the amount of $40,000. The Landlord has threatened the commencement of legal proceedings if the asserted defaults are not cured by November 21, 2000. The Company has advised the Landlord that its rejection of the proposed subtenant was unreasonable and constitutes a default under the lease. The Company intends to assert this position aggressively in its discussions with the Landlord and in any litigation, which the Landlord may institute.

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

       *10.1 Guaranty dated July 31, 2000 by Just Toys Products Limited and Joyful World Enterprises Limited to Milberg Factors, Inc.

         +27  Financial Data Schedule

         -------------------------

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

Dated:   November 14, 2000

                                    JUST TOYS, INC.,
                                      a Delaware corporation

                                    By:    /s/ Jerry Carroll
                                           ------------------------------
                                           Jerry Carroll
                                           Chief Executive Officer

                                    By:    /s/ Mehmet G. Yalcin
                                           ------------------------------
                                            Chief Financial Officer and
                                            Principal Accounting Officer